Form 10-K
period 2008-08-31
Castmor Resources LTD
filed 2008-11-28
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 2008

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the transition period from ________ to ________
                          Commission file # 000-53310

                             CASTMOR RESOURCES LTD.
             (Exact Name of Registrant as Specified in its Charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   98-0471928
                    (I.R.S. Employer Identification number)

     4620 MANILLA ROAD SE, SUITE 10, CALGARY, ALBERTA           T2G 4B7
     (Address of principal executive offices)                  (zip code)

Registrant's telephone number, including area code:     403.561.8907

Securities to be registered pursuant to Section 12(b) of the Act:     None

Securities to be registered under Section 12(g) of the Act:
                   Common stock, $0.0001 par value per share
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.                      Yes  [X]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.     [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Act (Check one):

[   ]  Large Accelerated Filer     [   ]  Accelerated Filer
[   ]  Non-accelerated Filer       [ X ]  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                             Yes [   ]  No [ X ]

As of October 31, 2008, the registrant had 12,435,000 shares of its Common Stock outstanding. As of October 31, 2008, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $301,250 based on the last sale price as reported by the American Stock Exchange on such date.

                           FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used in this annual report, the terms "we", "us", "our", "Company" and "Castmor" means Castmor Resources Ltd., unless otherwise indicated.

                                     PART I

ITEM 1.     BUSINESS.

GENERAL

We were incorporated in the State of Nevada on June 27, 2005. Our office is located at 4620 Manilla Road SE, Suite 10, Calgary, Alberta T2G 4B7. We have no subsidiaries. Our telephone number is 403.561.8907. Our facsimile number is 403.451.1661.

We are an exploration stage company in that we are engaged in the search for mineral deposits that are not in either the development or production stage, with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. Since we are an exploration stage company, there is no assurance that commercially exploitable reserves of valuable minerals exist on our property. We need to do further exploration before a final evaluation of the economic and legal feasibility of our future exploration is determined.

To date, our activities have been limited to organizational matters, acquiring our mineral claims, obtaining a geology report and the preparation and filing of our information circular and our registration statement. Our assets are limited to our mineral claims, the acquisition of which have been recorded as an expense in our financial statements in accordance with our accounting policy. We have not commenced exploration of our claims.

By a Transfer of Mineral Disposition dated November 7, 2005, from a non-affiliated third party, we acquired a 100% interest in the White Bear Arm
Property: two non-contiguous mineral exploration licenses (license numbers 011117M and 011300M) comprising 17 claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 425 hectares (1,054.8 acres). One of the licenses (license number 011300M), comprising eight claims, was inadvertently allowed to expire and was cancelled on January 24, 2007. We reacquired a 100% interest in the same eight claims under a new mineral license (license number 013632M) by a Transfer of Mineral Disposition dated July 16, 2007, from a non-affiliated third party. The mineral licenses underlying the White Bear Arm Property are registered with the Government of Newfoundland and Labrador and are presently in good standing.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not commenced the initial phase of exploration on the White Bear Arm Property. Upon completion of each phase of exploration, we will make a decision as to whether or not we will proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of an independent geologist who will oversee the program and record the results.

We presently have no known reserves of any type of mineral. We plan to conduct appropriate exploration work on the White Bear Arm Property in order to ascertain whether it possesses commercially exploitable reserves of valuable minerals. There can be no assurance that commercially exploitable reserves of valuable minerals exist on the White Bear Arm Property or that we will discover them, if they exist. If we are unable to find reserves of valuable minerals or we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, then we will cease operations and our shareholders may lose their investment.

Even if Phase I of our proposed exploration program identifies high priority geological targets suitable for a Phase II diamond drilling program, we will need to raise additional funding to finance the Phase II drilling program and any additional drilling and engineering studies that are required before we will know if we have commercially exploitable reserves of valuable minerals. We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

MINERAL  CLAIMS

The White Bear Arm Property consists of two non-contiguous mineral exploration licenses comprising a total of 17 claims having a total area of 425 hectares (mineral rights licence numbers 011117M and 013632M), wholly owned by us. We hold all of our mineral titles free and clear of any encumbrances or liens.

The following table sets out all the mineral exploration licenses that currently compose the White Bear Arm Property.

-------------------------------------------------------------------------------------------
MINERAL                                                         NATIONAL
EXPLORATION                                 NUMBER              TOPOGRAPHIC
LICENSE                                     OF      AREA        SERIES MAP
NUMBER       LICENSEE HOLDER                CLAIMS  (HECTARES)  SHEET         ISSUANCE DATE
-------------------------------------------------------------------------------------------

011117M      Castmor Resources Ltd. (100%)   9      225         13A/16        July 13, 2005
013632M      Castmor Resources Ltd. (100%)   8      200         13A/16, 3D13  June 4, 2007
-------------------------------------------------------------------------------------------

             TOTALS                          17     425
                                                    (1,054 acres)
===========================================================================================

Our mineral exploration licenses entitle us to explore the claims composing the White Bear Arm Property subject to the laws and regulations of the Province of Newfoundland and Labrador. Title to mineral claims are issued and administered by the Mineral Lands Division of the Ministry of Natural Resources, and title must comply with all provisions under the Mineral Act of Newfoundland and Labrador.

Under Newfoundland law, our mineral licenses may be held for one year after the Issuance Date, and thereafter from year to year if, on or before the anniversary date, we perform assessment work on the underlying claims having a minimum value of not less than C$200 per claim in the first year, C$250 per claim in the second year, and C$300 per claim in the third year. If we are unable to complete the assessment work required to be done in any twelve month period, we can maintain our claims in good standing by posting a cash security deposit for the amount of the deficiency. When the deficient work is completed and accepted the security deposit will be refunded. Otherwise, the security deposit will be forfeited. If we do not comply with these maintenance requirements, then we will forfeit our claims at the end of the anniversary date for each respective claim. All of our claims are presently in good standing.

GLOSSARY  OF  TECHNICAL  TERMS

The following are the definitions of certain technical and geological terms used in this registration statement:

AMPHIBOLE: Family of silicate minerals forming prism or needle-like crystals. Amphibole minerals generally contain iron, magnesium, calcium and aluminum in varying amounts, along with water.

AMPHIBOLITE: A dark-colored metamorphic rock of mafic composition consisting mainly of the minerals hornblende and plagioclase.

ANATECTIC:  Having  melted  from  preexistent  rock.

ASSAY: A chemical analysis that determines the amount of easily extractable elements in a sample (of rock, soil, till, silt, etc.). The concentrations of precious metals such as gold and silver are typically reported as grams of metal per tonne of rocks; base metal assays (copper, lead, zinc, etc.) are given in weight percent. Assay sheets from laboratories typically give gold concentrations in parts per billion (ppb). 1000 ppb equals 1 part per million
(ppm), equals 1 gram/tonne (there are about 34 grams in an ounce). Base metal assays are typically measured in ppm (10,000 ppm equals one percent).

BIOTITE: common rock-forming mineral of the mica family. Biotite is a black or dark brown silicate rich in iron, magnesium, potassium, aluminum, and, of course, silica. Like other micas, it forms flat book-like crystals that peel apart into individual sheets on cleavage planes.

BOREAL:  Referring  to  the  northern  forests.

CO:  The  chemical  symbol  for  Cobalt.

CONTACT: The surface of delimitation between a vein and its wall, or country rock.

CU:  The  chemical  symbol  for  Copper.

DERIVATIVE: A rock composed of materials derived from the weathering of older rocks, a sedimentary rock, or a rock formed of material that has not been in a state of fusion immediately before its accumulation.

DYKES: Tabular igneous intrusions that cut across the bedding or foliation of the country rock.

ECOCLIMATE: Climate operating as an ecological factor. The sum of the meteorological factors within a habitat.

ESKERS: A long, narrow ridge of coarse gravel deposited by a stream flowing in or under a decaying glacial ice sheet.

FACIES: The overall characteristics of a rock unit that reflect its origin and differentiate the unit from others around it. Mineralogy and sedimentary source, fossil content, sedimentary structures and texture distinguish one facies from another.

FELSIC:  Igneous  rock  composed  principally  of  feldspars  and  quartz.

FERROMAGNESION:  Containing  iron  and  magnesium.

FLUVIOGLACIAL: Pertaining to the meltwater streams flowing from wasting glacier ice and esp. To the deposits and landforms produced by such streams, as kame terraces and outwash plains; relating to the combined action of glaciers and streams.

FOLIATED: Of a planar structure or any planar set of minerals in metamorphic rocks that formed from direct pressure during deformation.

GABBRO: Coarse grained mafic intrusive rock composed mainly of plagioclase and pyroxene.

GABBROIC:  Having  the  quality  of  gabbro

GABBRONORITE: Gabbro containing orthopyroxene and labradorite, a plagioclasic feldspar.

GARNET: Any of a group of hard silicate minerals having the general formula asb2(sio4)3, occurring chiefly as well-formed crystals in metamorphic rocks.

GARNETIFEROUS:  Containing  garnets.

GEOPHYSICS: The study of the physical properties of the earth and the composition and movement of its component rock. Geophysics is used extensively in mineral exploration to detect mineralized rocks characterized by any one or more of their physical properties.

GNEISS: A layered or banded crystalline metamorphic rock, the grains of which are aligned or elongated into a roughly parallel arrangement.

GOSSAN: A rusty rock in which iron-bearing sulphide minerals have been oxidized by air and water. Gossans may overlie a significant sulphide body.

GRANITE:  Medium  to  coarse-grained  felsic  intrusive  rock.

GRANITE: An igneous (formed from molten material) rock that solidified within the Earth's crust and is principally composed of quartz, feldspar, and biotite.

GRANITIC:  See  Granitoid.

GRANITOID:  Pertaining  to  or  composed  of  granite.

GRANULITE: A relatively coarse, granular rock formed at high pressures and temperatures, which may exhibit a crude gneissic structure due to the parallelism of flat lenses of quartz or feldspar.

GRAPHITE:  Native  carbon  mineral  often  with  high  conductance  properties.

IGNEOUS:  Rock  or  material,  which  solidified  from  molten  material.

INTRUSION:  A  mass  of  rock  that has been forced into or between other rocks.

INTRUSIVE: A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

LITHOLOGY: The character of a rock described in terms of its structure, color, mineral composition, grain size, and arrangement of its component parts; all those visible features that in the aggregate impart individuality to the rock.

MAFIC: Pertaining to or composed of the ferromagnesian rock-forming silicates, said of some igneous rocks and their constituent minerals.

MAGMA: Molten rock, formed within the inner parts of the Earth, which crystallizes to form an igneous rock.

MAGMATIC SULPHIDE DEPOSIT: A deposit - usually of nickel, copper, cobalt or platinum group elements - that is found in mafic or ultramafic igneous rocks.

MAGNETITE: Magnetic iron ore, being a black iron oxide containing 72.4% iron when pure.

MASL:  Metres  above  sea  level.

MASS: A large irregular deposit of ore, which cannot be recognized as a vein or bed.

METAMORPHIC: A rock that has been altered by physical and chemical processes including heat, pressure, and fluids.

METASEDIMENTARY: Having the quality of a sediment or sedimentary rock that shows evidence of having been subjected to metamorphism.

MIGMATITIC: Having the quality of a composite rock composed of igneous or igneous-appearing and metamorphic materials that are generally distinguishable megascopically.

MONZONITE: A granular plutonic rock containing approximately equal amounts of orthoclase and plagioclase, and thus intermediate between syenite and diorite.

MORAINAL: Have the quality of a mass of rocks, gravel, sand, clay, etc., carried and deposited directly by a glacier.

NI:  The  chemical  symbol  for  Nickel.

OLIVINE: A naturally occurring mineral (magnesium-iron silicate) that is usually olive green.

PARAGNEISS:  A  gneiss  formed  by  the  metamorphism  of  a  sedimentary  rock.

PELITIC: A fine-grained sedimentary rock composed of more or less hydrated aluminum silicates with which are mingled small particles of various other minerals.

PLAGIOCLASE: Any of a series of triclinic minerals of the feldspar family, ranging in composition from albite to anorthite and found in many rocks.

PSAMMITIC:  Of  or  having  the  quality  of  fine-grained,  clayey  sandstone.

PYRITE:  Iron  sulphide.

QUARTZOFELDSPATHIC: Composition of a rock particularly rich in silica and feldspar.

SULPHIDE: Minerals in which the metallic elements are chemically bound to sulphur.

TERRACE: A raised portion of an ancient riverbed or a bank on which alluvial deposits may be found.

TROCTOLITE: Igneous rock, found in the lunar highlands, composed of plagioclase and olivine.

ULTRAMAFIC:  An  igneous  rock  composed  chiefly  of  mafic  minerals.

HISTORY  OF  THE  CLAIMS

According to the geological report prepared by Jacques Whitford Limited, previous exploration work in the area of the White Bear Arm Property extends back to the 1950s, when various reconnaissance missions were performed throughout the Province of Newfoundland and Labrador. Documented field work is found back to the mid 1990s, when the massive Voisey's Bay nickel-copper deposits were discovered, spurring an exploration rush throughout much of Labrador.

In the immediate area of the White Bear Arm Property, detailed mineral exploration work was completed by Noranda Mining and Exploration Inc. in 1995 and 1996. Geological mapping, prospecting, geochemical sampling, airborne electromagnetics, and ground geophysics are some of the many surveys completed over the property. Noranda explored the area for its magmatic Ni-Cu sulphide potential.

Geological mapping and compilation has been completed by the Newfoundland and Labrador Department of Mines and Energy. In the most recent mapping, the White Bear Arm Complex ("WBAC") is described as being composed of gabbronorite, olivine gabbronorite and troctolite, together with lesser monzonite and metamorphic derivatives that in the south are strongly deformed and metamorphosed to amphibolite intercalated with metasedimentary gneiss of the Paradise River Metasedimentary Gneiss Belt (PRMBGB). Pronounced Ni, Co and Cu lake bottom anomalies were also noted in the eastern end of the WBAC An assay of 0.15% Cu and 0.13% Ni was historically returned from a gossan at Mountain Brook in the WBAC.

LOCATION  AND  ACCESS

The White Bear Arm Property is located approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada. Charlottetown, located 290 kilometers east-southeast of the town of Goose Bay, has a gravel air strip for scheduled air traffic, and is serviced by chartered float plane and scheduled coastal boat traffic during ice free months (June to October). The town has a motel, and some supplies and services can be procured there. The property is approximately five kilometers from tidewater and is accessible by helicopter for the purpose of an initial assessment.

TOPOGRAPHIC  AND  PHYSICAL  ENVIRONMENT

The area is moderately to heavily wooded, with some open barren areas on ridges and hilltops, and underlain by a thick layer of muskeg and caribou moss. The topography of the area is locally rugged, with elevations ranging from up to 230 masl, locally. The area is heavily wooded.

The White Bear Arm Property is located within the Paradise River Ecoregion, classified as having a maritime mid-boreal ecoclimate, with its forests dominated by closed stands of balsam fir and black spruce. The region is dominated by northwest trending lakes and bays that mimic the structural grain of the bedrock. Relief is locally rugged, with elevations reaching 300 meters above sea level. The area is heavily wooded, with some open barren areas on ridges and hilltops.

Composed of granites, gneisses, and gabbroic intrusive rocks, the area is generally rough and undulating with deeply dissected coastal margins. Its surface rises rapidly from the sea coast to elevations of about 300 masl, and is covered with sandy morainal deposits of variable thickness. Fluvioglacial deposits are sporadically distributed in the form of eskers and river terraces.

The general area is marked by cool, rainy summers and cold winters. The mean annual temperature is approximately 1 Celsius. The mean summer temperature is
11.5 Celsius and the mean winter temperature is -9 Celsius. The mean annual precipitation ranges 800-1100 millimeters.

REGIONAL  GEOLOGY

The White Bear Arm Property lies within the eastern portion of the Grenville lithotectonic province of Labrador, within rocks of the PRMGB. The belt consists of sulphide-bearing pelitic, migmatitic metasedeimentary gneiss and minor psammitic gneiss at amphibolite to granulite facies, which are intercalated with granitoid and mafic-ultramafic intrusives. The latter are generally interpreted by field regional geophysics to be part of the WBAC, which has locally intruded and assimilated the PRMGB, and is interpreted to underlie it. According to Jacques Whitford Limited, the juxtaposition of a possible nickel source (WRAC) with sulphidic host material (PRMGB), and the presence of significant Ni-Cu-Co lake bottom anomalies provide an ideal exploration environment for Ni-Cu magmatic sulphide deposits.

LOCAL  GEOLOGY

Detailed geology in the vicinity of the White Bear Arm Property was extrapolated by Jacques Whitford Limited from work completed by Noranda Mining and Exploration Inc. Underlying the area, the principal lithology is a quartzofeldspathic, frequently garnetiferous (some samples contain up to 50% garnet), meta-sedimentary gneiss. The gneiss is foliated uniformly, trends towards the northwest, and is steeply dipping. The outcrop consists of banded pink and black, fine-grained garnet-biotite gneiss.

Locally, the spectacular flake graphite is developed, and can attain 5% of the rock over narrow widths. Additionally, disseminated pyrite, commonly 2-3% (occasionally up to 20%) as patches, occurs as rusty staining within the gneiss. Traces of chalcopynte was locally noted to occur in the area.

Where exposure is adequate, amphibolite is seen to occur parallel to the foliation, as narrow (amphibole and garnet mineralogy) dykes, comprising dominantly amphibole, garnet and magnetite.

Granite in the area occurs both as granitic gneiss with banding and anatectic (diffuse veining) textures, as well as totally undeformed dykes and masses with sharp contacts. These late granites are found to cross-cut both the paragneisses and amphibolites.

GEOLOGY  REPORT

In January 2006, we retained Jacques Whitford Limited to complete an initial evaluation of the White Bear Arm Property and to prepare a geological summary report on it. No representative of Jacques Whitford Limited visited the property prior to preparing the report.

Jacques Whitford Limited is a Canadian owned multidisciplinary environmental engineering and sciences consulting firm providing solutions to clients in both the public and private sectors. Formed in 1972, the firm has grown to more than 1,100 staff located in 40 offices across Canada, the United States and internationally. Jacques Whitford is licensed to practice Professional Geoscience in Newfoundland and Labrador.

RECOMMENDED  EXPLORATION  PROGRAM

Based on their review of data relating to the White Bear Arm Property, Jacques Whitford concluded that the White Bear Arm Property warrants further exploration because the regional and local geology indicate a prospective environment for hosting Ni-Cu sulphide deposits or industrial minerals such as garnet. In particular, the area contains sulphide-bearing rock, through which mafic, Ni-bearing magma intrudes. Garnetiferous gneiss has also been mapped on the property. Jacques Whitford recommended a two-phase exploration program to further evaluate the property.

An estimated budget for our exploration program is set out in the following table:

--------------------------------------------------------------------------
PHASE I
--------------------------------------------------------------------------
Geologist, sampling and mapping supervision                       $  2,700
Geological assistant                                              $  1,500
Rock, stream sediment and till sampling                           $  2,500
Room and board lodging in Charlottetown                           $  1,000
Transportation from Goose Bay to project area                     $ 13,500
Permits, fees, filings, insurance and other administrative items     1,000
Reports and maps                                                     1,000
Overhead                                                          $  3,480
--------------------------------------------------------------------------

TOTAL PHASE I COSTS:                                              $ 26,680
--------------------------------------------------------------------------

PHASE II

Diamond Drilling and Core Sampling                                $170,000
Overhead                                                          $ 25,500
--------------------------------------------------------------------------

TOTAL PHASE II COSTS:                                             $195,500
--------------------------------------------------------------------------

TOTAL PROGRAM COSTS:                                              $222,180
==========================================================================

The above budget was provided to us by Jacques Whitford and is contained in their geological report respecting the White Bear Arm Property. Actual project costs may exceed Jacques Whitford's estimates. In particular, the cost of fuel has increased significantly since the above budget was prepared. In August and September of 2008, helicopter transportation costs from Goose Bay to the project area prohibitively exceeded our budget. If fuel costs continue to exceed our budget for transportation, we will have insufficient capital to complete our exploration program.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

MANAGEMENT  EXPERIENCE

Our management has no professional training or technical credentials in the exploration, development, and operation of mines. Consequently, we may not be able to recognize or take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Moreover, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. They may make mistakes in their decisions and choices that could cause our operations and ultimate financial success to suffer irreparable harm.

GEOLOGICAL  AND  TECHNICAL  CONSULTANTS

Since our officers and directors are inexperienced with exploration, we intend to retain qualified persons on a contract basis to perform the surveying, exploration, and excavating of the White Bear Arm Property as needed. We do not presently have any verbal or written agreement regarding the retention of any such person for the exploration program.

COMPETITIVE  FACTORS

The mining industry is highly fragmented and we will be competing with many other exploration companies looking for minerals. We are one of the smallest exploration companies and are an infinitely small participant in the mineral exploration business. While we will generally compete with other exploration companies, there is no competition for the exploration of minerals from our claims.

We are a junior mineral exploration company. We compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be competing with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

LOCATION  CHALLENGES

We do not expect any major challenges in accessing the White Bear Arm Property during the initial exploration stages.

REGULATIONS

Our mineral exploration program is subject to the regulations of the Department of Natural Resources of Newfoundland & Labrador.

We will secure all necessary permits for exploration and, if development is warranted on the property, we will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

Exploration stage companies are not required to discuss environmental matters except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in Canada is returning the surface to its previous condition upon abandonment of the property.

EMPLOYEES

We currently have no employees other than our two officers and directors, who have not been paid for their services. We do not have any employment agreements with our directors and officers. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

ITEM  1A.     RISK  FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM  1B.     UNRESOLVED  STAFF  COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM  2.     PROPERTIES.

We have a 100% interest in the White Bear Arm Property, comprising 17 mineral claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 425 hectares (1,054.8 acres). This interest only relates to the right to explore for and extract minerals from the claims. We do not own any real property interest in the claims. We do not own or lease any property other than the White Bear Arm Property.


ITEM  3.     LEGAL  PROCEEDINGS

Neither Castmor Resources, nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against Castmor Resources or its officers or directors. None of our officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended August 31, 2008.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is presently traded on the NASD over-the-counter bulletin board under the trading symbol "CASL". As of August 31, 2008, there were 53 owners of record of our common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On October 25, 2005, we issued 750,000 restricted common shares to a non-affiliated person in exchange for cash of $15,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Regulation S of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

On October 31, 2005, we issued 180,000 restricted common shares to a non-affiliated person in exchange for debt settlement in connection with the acquisition of mineral claims for $3,600 (CAD$4,250). The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Regulation S of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

From September 28, 2007 to November 28, 2007, we issued 1,205,000 free-trading shares of our common stock at a price of $0.05 per share to 47 investors for gross proceeds of $120,250 in reliance upon an exemption from registration under Regulation A, promulgated under the Securities Act of 1933. Our Offering Statement on Form 1-A was declared qualified by the Securities and Exchange Commission (Commission File No. 024-10187) on September 28, 2007. No shares were sold to residents of the United States.

PENNY  STOCK  REGULATION

Our shares must comply with the Penny Stock Reform Act of 1990, which may potentially decrease our shareholders' ability to easily transfer their shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that must comply with the penny stock rules. Since our shares must comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

ITEM  6.     SELECTED  FINANCIAL  DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our business plan is to explore the White Bear Arm Property to determine whether it contains commercially exploitable reserves of valuable minerals. We intend to proceed with Phase I of the exploration program recommended by Jacques Whitford. Phase I will consist of expanded geological mapping, and geochemical sampling that will cover previously established grid areas, as well as other prospective sites that may be developed to delineate either base metals or industrial minerals. Geochemical sampling will include rock, stream sediment and till sampling. Several airborne electromagnetic anomalies will be re-verified on the ground and mapped for size and extent. If Phase I develops any high priority targets for further exploration, then we will proceed with Phase II of the proposed exploration program, consisting of 800 to 1000 metres of diamond drilling, mobilized to the nearest road by truck, then helicopter-supported from that point.

Our budget for Phase I, as recommended by Jacques Whitford, is $26,660. Since the date of the Jacques Whitford geological report, fuel costs and helicopter transportation expenses have increased beyond our budgeted capital resources. In August and September of 2008, helicopter transportation costs from Goose Bay to the project area prohibitively exceeded our budget. We were therefore unable to commence exploration of the White Bear Arm Property before the 2008 winter season. Due to snow conditions, we do not expect to be able to commence exploration of the White Bear Arm Property until May of 2009, subject to the availability of a geologist and helicopter transportation. If fuel costs continue to exceed our budget for transportation we will have insufficient capital to complete our exploration program.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

We do not have plans to purchase any significant equipment or to hire any employees during the next 12 months and unless we have proved reserves.

RESULTS  OF  OPERATIONS

Our business is in the early stage of development. Since inception on June 27, 2005 we have not earned any revenue and we have not identified any commercially exploitable reserves of valuable minerals on our property. We do not anticipate earning revenue unless we enter into commercial production of the White Bear Arm Property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable reserves of valuable minerals on the White Bear Arm Property, or that if such resources are discovered that we will commercially produce them.

We incurred operating expenses in the amount of $19,035 for the year ended August 31, 2008. These operating expenses included: (a) professional fees of $14,573; (b) interest expenses of $2,086; (c) office expenses of $1,124; and (d) other miscellaneous expenses of $1,252.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since inception on June 27, 2005 our activities have been financed from the proceeds of share subscriptions and a promissory note for $15,000 issued to a non-affiliated third party on July 31, 2007. The promissory note accrued interest at the rate of 20% per annum, calculated semi-annually, and was due and payable on July 31, 2008. The note plus accrued interest in the amount $2,336 was paid in full on May 1, 2008. Proceeds from the promissory note were used to pay for offering expenses, claim renewal and working capital.

As of August 31, 2008 we had total assets of $49,618 comprised of $41,549 in cash and $8,069 in the form of a security deposit on our mineral properties. We have sufficient working capital to maintain our present level of operations for the next 12 months, but due to increased fuel costs our available capital is presently insufficient to complete Phase I of our proposed exploration program. Unless fuel costs substantially decline, we will be required to seek additional funding in order to complete Phase I of our exploration program.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                             CASTMOR RESOURCES LTD.
                         (A DEVELOPMENT STAGE COMPANY)



  FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31, 2007 AND AUGUST 31, 2008

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders Equity
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

CHANG LEE LLP
Chartered Accountants
                                                           505-815 Hornby Street
                                                        Vancouver, B.C., V6Z 2E6
                                                               Tel: 604-687-3776
                                                              Fax:  604-688-3373



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Board  of  Directors  and  Stockholders  of

CASTMOR RESOURCES LTD.
(An exploration stage company)

We have audited the accompanying balance sheets of Castmor Resources Ltd. (an exploration stage company) as at August 31, 2008 and 2007 and the related statements of stockholders' equity, operations and cash flows for the period from June 27, 2005 (date of inception) to August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2008 and 2007 and the results of its operations and its cash flows for the period from June 27, 2005 (date of inception) to August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada                                            "CHANG LEE LLP"
November  14,  2008                                       Chartered  Accountants


CASTMOR RESOURCES LTD.
(An exploration stage company)

Balance Sheets
August 31, 2008
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------
                                                                         August 31  August 31
                                                                              2008       2007
---------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                $ 41,549   $ 16,889

MINERAL RESOURCE SECURITY DEPOSIT                                           8,069      3,763
---------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $ 49,618   $ 20,652
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                    5,628      2,877
Promissory note                                                                 -     15,000
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                           5,628     17,877
---------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
Authorized:
     50,000,000 preferred shares at a par value of $0.0001 per share
          Issued and outstanding:  Nil
     100,000,000 common shares with a par value of $0.0001 per share
          Issued and outstanding:  12,435,000 common shares                 1,244      1,123
                                   (August 31, 2007:  11,230,000)

ADDITIONAL PAID-IN CAPITAL                                                 78,636     18,507

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                        (35,890)   (16,855)
---------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                 43,990      2,775
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 49,618   $ 20,652
=============================================================================================

The accompanying notes are an integral part of these financial statements.


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Stockholders' Equity
For the period from June 27, 2005 (inception) to August 31, 2008
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     Deficit
                                                                                                 accumulated          Total
                                                                                     Additional       during  stockholders'
                                               Preferred Stock     Common Stock         paid-in  exploration         equity
                                                Shares  Amount      Shares   Amount     capital        stage   (deficiency)
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for settlement
     of debt July 16, 2005 ($0.0001 per share)       -  $    -  10,300,000  $ 1,030  $       -   $        -   $      1,030

Loss and comprehensive loss for the period           -       -           -        -          -       (1,914)        (1,914)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                             -       -  10,300,000  $ 1,030  $       -   $   (1,914)  $       (884)
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     October 25, 2005 ($0.02 per share)              -  $    -     750,000  $    75  $  14,925   $        -   $     15,000

Issuance of common stock for settlement
   of debt October 31, 2005 ($0.02 per share)        -  $    -     180,000  $    18  $   3,582   $        -   $      3,600

Loss and comprehensive loss for the year             -       -           -        -          -       (9,537)        (9,537)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                             -  $    -  11,230,000  $ 1,123  $  18,507   $  (11,451)  $      8,179
---------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year             -       -           -        -          -       (5,404)        (5,404)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                             -  $    -  11,230,000  $ 1,123  $  18,507   $  (16,855)  $      2,775
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     November 30, 2007 ($0.05 per share)             -  $    -   1,205,000  $   121  $  60,129   $        -   $     60,250

Loss and comprehensive loss for the year             -       -           -        -          -      (19,035)       (19,035)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                             -  $    -  12,435,000  $ 1,244  $  78,636   $  (35,890)  $     43,990
===========================================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(A exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------------
                                                      Cumulative from
                                                        June 27, 2005
                                                       (inception) to       Year ended       Year ended
                                                      August 31, 2008  August 31, 2008  August 31, 2007
-------------------------------------------------------------------------------------------------------
EXPENSES

Bank charges                                          $          248   $          173   $           51
Consulting fees                                                  398                -                -
Interest                                                       2,336            2,086              250
Office expenses                                                6,155            1,124            1,684
Professional fees                                             20,674           14,573            2,500
Resource property acquisition and exploration costs            5,000                -              919
Transfer expenses                                              1,079            1,079                -
-------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                          35,890           19,035            5,404
-------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $      (35,890)  $      (19,035)  $       (5,404)
-------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                       $        (0.00)  $        (0.00)
=======================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                        12,135,396       11,230,000
=======================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------
                                                  Cumulative from
                                                    June 27, 2005
                                                   (inception) to       Year ended       Year ended
                                                 Augusts 31, 2008  August 31, 2008  August 31, 2007
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                       $        (35,890)  $      (19,035)  $       (5,404)

Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses                      -                -              623
- (increase) decrease in security deposit                 (8,069)          (4,306)          (2,110)
- accounts payable and accrued liabilities                10,258            2,751              693
---------------------------------------------------------------------------------------------------

NET CASH (USED IN) OPERATING ACTIVITIES                  (33,701)         (20,590)          (6,198)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from promissory note                                  -          (15,000)          15,000
Proceeds from issuance of common stock                    75,250           60,250                -
---------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 75,250           45,250           15,000
---------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                     41,549           24,660            8,802

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 -           16,889            8,087
---------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD        $         41,549   $       41,549   $       16,889
===================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                   $          2,336   $        2,336   $            -
===================================================================================================

Income taxes paid                               $              -   $            -   $            -
===================================================================================================

The accompanying notes are an integral part of these financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Castmor Resources Ltd. (hereinafter "the Company") was incorporated in the State of Nevada, U.S.A., on June 27, 2005. The Company's fiscal year end is August 31.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercially minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. In 2005, the Company acquired mineral interests in two non-contiguous properties located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada and has not yet determined whether these properties contain reserves that are economically recoverable.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $35,890 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgment. The financial statements have, in management's opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Accounting  Method

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at August 31, 2008, there were no cash equivalents.

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of August 31, 2008, the Company had no amounts in a bank beyond insured limits.

Foreign  Currency  Transactions

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars as follows:

At the transaction date each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Fair  Value  of  Financial  Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents and accounts payable and accrued liabilities. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

Mineral  Property  Payments  and  Exploration  Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all costs are being expensed.

Long-lived  assets  impairment

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Assets  retirement  obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at August 31, 2008, the Company does not have any asset retirement obligations.

Costs associated with environmental remediation obligations will be accrued when it is probable that such costs will be incurred and they can be reasonably estimated.

Stock-Based  Compensation

The Company adopted SFAS No. 123(revised), "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company did not grant any stock options during the period ended August 31, 2008.

Comprehensive  Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended August 31, 2008.

Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Basic  and  Diluted  Loss  Per  Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

New  Accounting  Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, (revised 2007), "Business Combinations". SFAS 141(R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51".SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

FASB has issued Statement of Financial Accounting Standards ("SFAS") No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of this statement is not expected to have a material effect on the Company's financial statements.
NOTE  3  -  MINERAL  PROPERTY  INTEREST

On October 31, 2005 the Company acquired a 100% interest in two non-contiguous mineral claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada. The claims were acquired from a non-affiliated third party for a consideration of $4,250 CAD which covered an exploration program security deposit and staking and other related costs of $401 (CAD$450) and $3,199 (CAD$3,800), respectively. The Company expensed the staking and other related costs of $3,199 in connection with the acquisition of the mineral claims.

One of the licenses comprising eight claims, was inadvertently allowed to expire and was cancelled on January 24, 2007. The Company reacquired a 100% interest in the same eight claims under a new mineral license by a Transfer of Mineral Disposition dated July 16, 2007, from a non-affiliated third party, for $505 CAD. The Company expensed the entire cost of reacquiring the mineral claims.

Up to August 31, 2008, the Company has paid $8,069 towards a security deposit on its exploration program. The Company is required to incur total exploration expenditures of CAD$13,500 for the above noted mineral claims before July 13, 2009. Failure in compliance of the exploration requirement will result the forfeiture of the exploration program deposit made to the mining division of Labrador Canada.

NOTE  4  -  PROMISSORY  NOTE

On July 31, 2007, the Company issued an unsecured promissory note of $15,000 to a non affiliated party, bearing an interest rate of 20% per annum, maturing on July 31, 2008. The note, together with accrued interest of $2,336, was paid in full on May 1, 2008.

NOTE  5  -  PREFERRED  AND  COMMON  STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued.

The Company has 100,000,000 shares of common stock authorized, of which 12,435,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

During the year ended August 31, 2008, the Company sold 1,205,000 shares of common stock at $0.05 per share through a public offering that was exempt from registration under Regulation A, promulgated under the Securities Act of 1933. The gross proceeds of the offering was $60,250. The Company did not issue any shares during the year ended August 31, 2007. During the year ended August 31, 2006, the Company issued 750,000 shares of common stock for cash consideration of $15,000 and 180,000 shares of common stock for settlement of debt of $3,600.

NOTE  6  -  INCOME  TAXES

At August 31, 2008, the Company had deferred tax assets of approximately $12,600 principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at August 31, 2008. The significant components of the deferred tax asset at August 31, 2008 and 2007 were as follows:

--------------------------------------------------------------------------------
                                             August 31, 2008    August 31, 2007
--------------------------------------------------------------------------------
Net operating loss carryforwards                    $ 36,000    $        16,800
Valuation allowance                                  (12,600)            (5,900)
Net deferred tax asset                       $        12,600    $         5,900
--------------------------------------------------------------------------------

At August 31, 2008, we had net operating loss carryforwards of approximately $36,000, which expire in the year 2025 through 2028.

NOTE  7  -  COMMITMENT  AND  CONTINGENCY

See  Note  3

NOTE  8  -  SEGMENT  INFORMATION

The  Company  currently  conducts  all  of  its  operations  in  Canada

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In March 2008, we engaged the services of Chang Lee LLP, Chartered Accountants, of Vancouver, British Columbia, to provide an audit of our financial statements for the period from August 31, 2005 to August 31, 2008. This is our first auditor. We have no disagreements with our auditor through the date of this registration statement.

ITEM 9A.     CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of August 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2008, the Company's disclosure controls and procedures were not effective:

1. The Company presently has only two officers and no employees. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no one to review control documentation and no control documentation is being produced.

CHANGES  IN  DISCLOSURE  CONTROLS  AND  PROCEDURES

Except as described below, there were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures.

We will implement the following measures to address the identified material weaknesses in our disclosure controls and procedures:

1. We will appoint accounting personnel who are able to implement applicable accounting requirements, policies and procedures applicable to our reporting obligations.

We will not be implementing any further changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

LIMITATIONS  ON  THE  EFFECTIVENESS  OF  CONTROLS

Our management, including our CEO and CFO (who are one and the same person), does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO  AND  CFO  CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of our CEO and CFO (who are one and the same person). The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

MANAGEMENT'S  REPORT  ON  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based solely on the material weaknesses described below, our management has concluded that, as of August 31, 2008, the Company's internal control over financial reporting was not effective. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of August 31, 2008:

1. We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is our management's view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

2. Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared. Notwithstanding, the controls and policies we employ are not sufficiently documented.

3. We did not maintain proper segregation of duties for the preparation of our financial statements - As of August 31, 2008 the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

a. Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b. Lack of control over preparation of financial statements, and proper application of accounting policies.

4. We lack sufficient information technology controls and procedures - As of August 31, 2008, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

We have also established and evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation. Nor have there have been any changes in our internal control over financial reporting during the last fiscal quarter. Except as set out below, we do not intend to implement any changes to our internal control over financial reporting until there is a significant change in our level of operations and capital resources:

1. We will engage additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

2. We will engage in a thorough review and restatement of our information technology control procedures, in addition to procurement of all hardware and software that will enable us to maintain proper backups, access, control etc.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  OFFICERS

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the shareholders. Officers and other employees serve at the will of the Board of Directors.

--------------------------------------------------------------------------------
                                                          TERM PERIOD SERVED AS
NAME             POSITION                            AGE  DIRECTOR/OFFICER
--------------------------------------------------------------------------------

Fidel Thomas     Chief Executive Officer,             42  2007 to present
                 President, Chief Financial Officer
                 and a director

Alfonso Quijada  Vice-President,                      37  2006 to present
                 Chief Operating Officer,
                 Secretary and a director
================================================================================

Fidel Thomas has been an independent corporate communications and business development consultant since 2003. His clients include numerous private and publicly held corporations, including Minco Gold Corp., Minco Silver Corp., Trivello Energy Corp., SMS Active Technologies and Visiphor Corp. Originally, an actor, screen-writer and director, Mr. Thomas was active in the Canadian entertainment industry from 1997 to 2002, through his production company, Inner Vision Images Motion Picture Corp., and later, as an officer and director of AMP Productions, Ltd. from 2003 to 2007. He is also currently Chief Executive Officer and a director of Pickford Minerals, Inc. Ltd, an exploration company having mineral interests in Labrador, Canada. Mr. Thomas received a Bachelor of Sociology from the University of East London in September, 1994. He earned a Diploma in Media Practice from the University of Central London in 1998. In 2007, he successfully completed a mining professional development course at the Norman B. Keevil Institute of Mining Engineering at the University of British Columbia.

Alfonso Quijada has raised millions of dollars for private and public companies, including $1.8 million for Rhino Films and $2.5 million for an oil refinery in Bulgaria. From 1994 through to 1998 he was the founder and president of New World Artist Productions Inc., an international production company, focused primarily on live-productions and music development in Japan. He was the VP of Investor Relations for Tri-Gate Entertainment Inc. from 2000 to 2003. From 2002 to 2003, Mr. Quijada also headed up investor relations for TNR Gold Corp. Since 2003, he has served as an independent consultant, advising companies on corporate development and finance. He is also currently Chief Operating Officer and a director of Pickford Minerals, Inc. Ltd, an exploration company having mineral interests in Labrador, Canada.

Messrs. Thomas and Quijada are the only "promoters" of our company, as defined by Rule 405 of the Securities Act.

The address for all our officers and directors is 4620 Manilla Road, SE, Suite 10, Calgary, AB T2G 4B7.

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

During the past five years none of our directors, executive officers, promoters or control persons have:

(1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMMITTEES  OF  THE  BOARD

All proceedings of the board of directors for the fiscal year ended August 31, 2008 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Fidel Thomas, at the address appearing on the first page of this registration statement.

AUDIT  COMMITTEE  FINANCIAL  EXPERT

We do not have a standing audit committee. Our directors perform the functions usually designated to an audit committee. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committees can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

As we generate revenue in the future, we intend to form a standing audit committee and identify and appoint a financial expert to serve on our audit committee.

CODE  OF  ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers is filed as an exhibit to this annual report on Form 10-K.

INDEMNIFICATION

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.


ITEM  11.     EXECUTIVE  COMPENSATION

To date we have no employees other than our officers. No compensation has been awarded, earned or paid to our officers. We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we have proven mineral reserves.

There is no arrangement pursuant to which any of our directors has been or is compensated for services provided as one of our directors.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers or directors. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 31, 2008 by (i) each person known by us to be a beneficial owner of more than five percent (5%) of our issued and outstanding common stock; (ii) each of our Directors and executive officers; and
(iii)  all  our  directors  and  executive  officers  as  a  group.

----------------------------------------------------------------------
NAME                                             NUMBER OF SHARES    %
----------------------------------------------------------------------

Fidel Thomas                                            1,000,000    8
4620 Manilla Road SE, Suite 10
Calgary, Alberta  T2G 4B7

Alfonso Quijada                                         8,300,000   67
4620 Manilla Road SE, Suite 10
Calgary, Alberta  T2G 4B7
----------------------------------------------------------------------

Directors and officers as a group (two persons)         9,300,000   75
======================================================================

Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof, upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which can be exercised within 60 days from the date hereof, have been exercised.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

We have issued common stock to the following officers, directors, promoters and beneficial owners of more than 5% of our outstanding securities.

----------------------------------------------------------------------------------
NAME             POSITION WITH COMPANY     SHARES     CONSIDERATION  DATE
----------------------------------------------------------------------------------

Fidel Thomas     Chief Executive Officer,  1,000,000  $        100   June 30, 2007
                 President,
                 Chief Financial Officer
                 and a director

Alfonso Quijada  Vice-President,           8,300,000  $        830   July 15, 2006
                 Chief Operating Officer,
                 Secretary and a director
==================================================================================

Messrs. Thomas and Quijada are the only "promoters" of our company, as defined by the Rule 405 of the Securities Act.

ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in our registration statement on Form 10 filed July 7, 2008 for the fiscal year ended August 31, 2007 was $7,550.00.

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2008 will be approximately $5,000.

AUDIT  RELATED  FEES

For the fiscal years ended August 31, 2008 and 2007, the aggregate fees billed for assurance and related services by Chang Lee LLP relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $1,575 and nil, respectively.

TAX  FEES

For the fiscal years ended August 31, 2008 and 2007, the aggregate fees billed for tax compliance, by Chang Lee LLP were nil.

ALL  OTHER  FEES

For the fiscal years ended August 31, 2008 and 2007, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Chang & Lee is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

     -approved  by  our  audit  committee;  or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

                                    PART IV

ITEM 13.     EXHIBITS

EXHIBIT    TITLE

    3.1 Articles of Incorporation, Castmor Resources Ltd., incorporated by reference from the Form 10 filed July 7, 2008
    3.2 Bylaws, Castmor Resources Ltd., incorporated by reference from the Form 10 filed July 7, 2008
    4.1 Form of Stock certificate, Castmor Resources Ltd., incorporated by reference from the Form 10 filed July 7, 2008
   14.1    Code of Ethics for Senior Financial Officers, Castmor Resources Ltd.
   31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002
   32.1    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CASTMOR RESOURCES LTD.


Date:  November 28, 2008                  By:/s/ Fidel Thomas
                                             Fidel Thomas
                                             Chief Executive Officer, President,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                      DATE


/s/ Fidel Thomas     Chief Executive Officer,                  November 28, 2008
Fidel Thomas         President, Chief Financial Officer,
                     Principal Accounting Officer
                     & a director