Form 10-Q
period 2008-11-30
Castmor Resources LTD
filed 2009-01-13
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________
                          Commission file # 001-34039

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

                    Issuer's telephone number: 403.561.8907

           Securities registered under Section 12(b) of the Act: NONE

   Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                               $0.0001 PAR VALUE

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes  [  x  ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large  accelerated  filer  [   ]                    Accelerated  filer  [   ]
Non-accelerated  filer  [   ]                    Smaller  reporting  company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes  [   ]  No  [X]
As of November 30, 2008, the registrant had 12,435,000 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION


CASTMOR RESOURCES LTD.
(An exploration stage company)

Balance Sheets
November 30, 2008
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------------
                                                                               November 30   August 31
                                                                                      2008        2008
-------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                      $   38,778    $  41,549

MINERAL RESOURCE SECURITY DEPOSIT                                                   8,069        8,069
-------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                   $   46,847    $  49,618
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                            4,729        5,628
-------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
Authorized:
    50,000,000 preferred shares at a par value of $0.0001 per share
        Issued and outstanding:  Nil
    100,000,000 common shares with a par value of $0.0001 per share
        Issued and outstanding:  12,435,000 common shares                           1,244        1,244
                                (August 31, 2008:  12,435,000)

ADDITIONAL PAID-IN CAPITAL                                                        78,636        78,636

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                               (37,762)      (35,890)
-------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                        42,118        43,990
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  46,847     $  49,618
=======================================================================================================

The accompanying notes are an integral part of these financial statements.


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Stockholders' Equity
For the period from June 27, 2005 (inception) to November 30, 2008
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deficit
                                                                                                     accumulated          Total
                                                                       Additional                         during  stockholders'
                                                Preferred Stock     Common Stock          paid-in    exploration         equity
                                                Shares   Amount      Shares   Amount      capital          stage   (deficiency)
-------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for settlement
     of debt July 16, 2005 ($0.0001 per share)       -   $    -  10,300,000  $ 1,030  $        -   $          -   $      1,030

Loss and comprehensive loss for the period           -        -           -        -           -         (1,914)        (1,914)
-------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                             -        -  10,300,000  $ 1,030  $        -   $     (1,914)  $       (884)
-------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     October 25, 2005 ($0.02 per share)              -   $    -     750,000  $    75  $   14,925   $          -   $     15,000

Issuance of common stock for settlement
   of debt October 31, 2005 ($0.02 per share)        -   $    -     180,000  $    18  $    3,582   $          -   $      3,600

Loss and comprehensive loss for the year             -        -           -        -           -         (9,537)        (9,537)
-------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                             -   $    -  11,230,000  $ 1,123  $   18,507   $    (11,451)  $      8,179
-------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year             -        -           -        -           -         (5,404)        (5,404)
-------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                             -   $    -  11,230,000  $ 1,123  $   18,507   $    (16,855)  $      2,775
-------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     November 30, 2007 ($0.05 per share)             -   $    -   1,205,000  $   121  $   60,129   $          -   $     60,250

Loss and comprehensive loss for the year             -        -           -        -           -        (19,035)       (19,035)
-------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                             -   $    -  12,435,000  $ 1,244  $   78,636   $    (35,890)  $     43,990
-------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period           -        -           -        -           -         (1,872)        (1,872)
-------------------------------------------------------------------------------------------------------------------------------

Balance, November 30, 2008                           -   $    -  12,435,000  $ 1,244  $   78,636   $    (37,762)  $     42,118
===============================================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(A exploration stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------
                                                        Cumulative from
                                                          June 27, 2005       Three months ended
                                                         (inception) to   November 30   November 30
                                                      November 30, 2008          2008          2007
---------------------------------------------------------------------------------------------------
EXPENSES

Bank charges                                          $       280         $       32    $       32
Consulting fees                                             1,363                965             -
Interest                                                    2,336                  -             -
Office expenses                                             7,030                875             -
Professional fees                                          20,674                  -             -
Resource property acquisition and exploration costs         5,000                  -             -
Transfer Expenses                                           1,079                  -           880
---------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                       37,762              1,872           912
---------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $   (37,762)        $   (1,872)  $      (912)
---------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                          $    (0.00)  $     (0.00)
===================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                        12,435,000   11,230,000
===================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------
                                                    Cumulative from
                                                      June 27, 2005
                                                     (inception) to             Three months ended
                                                  November 30, 2008   November 30, 2008   November 30, 2007
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (loss) for the period                         $        (37,762)   $         (1,872)   $           (912)
------------------------------------------------------------------------------------------------------------

Changes in operating assets and liabilities
- (increase) decrease in security deposit                   (8,069)                  -               1,805
- accounts payable and accrued liabilities                   9,359                (899)                  -
------------------------------------------------------------------------------------------------------------

NET CASH FROM (USED IN) OPERATING ACTIVITIES               (36,472)             (2,771)               (893)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                      75,250                   -              60,250
------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   75,250                   -              60,250
------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            38,778              (2,771)            (61,143)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   -              41,549              15,187
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $         38,778    $         38,778   $          76,330
============================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                     $              -    $              -   $               -

Income taxes paid                                 $              -    $              -   $               -
============================================================================================================

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $37,762 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of
three months or less to be cash equivalents.   As at November 30, 2008, there
were no cash equivalents.

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

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of November 30, 2008, the Company had no amounts in a bank beyond insured limits.

Foreign Currency Transactions

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars as follows:

At the transaction date each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, accounts payable and accrued liabilities and promissory note. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

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

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at November 30, 2008, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the period ended November 30, 2008.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended November 30, 2008.

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The fair value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company's financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141,(revised 2007), "Business Combinations". SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51".SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

NOTE 4 - PREFERRED AND COMMON STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued.

The Company has 100,000,000 shares of common stock authorized, of which 12,435,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

The Company did not sell any shares of its common stock during the three month period ended November 30, 2008. During the three month period ended November 30, 2007, the Company sold 1,205,000 shares of common stock at $0.05 per share under a registered public offering for gross proceeds of $60,250. The Company did not issue any other shares during the year ended August 31, 2008 or for the three months ended November 30, 2008.



NOTE 5 - COMMITMENT AND CONTINGENCY

See Note 3

NOTE 6 - SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

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

Our business is in the early stage of development. We have not commenced business operations. We have not earned any revenue and we have not identified any commercially exploitable reserves of valuable minerals on our property. To date, our activities have been limited to organizational matters, acquiring the Great Bear Arm Property, obtaining a geology report and our initial public offering.

Our assets are limited to cash and our mineral claims, the acquisition of which has been recorded as an expense in our financial statements in accordance with our accounting policy. As of November 30, 2008 we had total assets of $46,847 comprised of $38,778 in cash and cash equivalents and $8,069 in exploration program security deposit.

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

As of November 30, 2008 we had total assets of $46,847 comprised of $38,778 in cash and $8,069 in the form of a security deposit on our mineral properties. Liabilities decreased by $899 during the period to $4,729. We have sufficient working capital to maintain our present level of operations for the next 12 months, but due to increased fuel costs our available capital is presently insufficient to complete Phase I of our proposed exploration program. Unless fuel costs substantially decline, we will be required to seek additional funding in order to complete Phase I of our exploration program.

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

RESULTS  OF  OPERATIONS

We did not earn any revenue from inception on June 27, 2005 to November 30, 2008. We do not anticipate earning revenue until such time as we have entered into commercial production of the White Bear Arm Property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable reserves of valuable minerals on the White Bear Arm Property, or that if such resources are discovered that we will commercially produce them.

During the three month period ended November 30, 2008, we incurred operating expenses in the amount of $1,872 primarily related to accounting fees, interest and office expenses.

ITEM  4.     CONTROLS  AND  PROCEDURES
(i)
(ii) As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are not effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.
(iii)
(iv) Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.
(v)
                         PART II.     OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

On July 16, 2005, we issued 10,300,000 restricted common shares to a director in exchange for debt settlement in connection with professional fees in the amount $1,030 paid on behalf of the Company by a director of the Company. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Regulation S of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

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

At present, our common stock is quoted on the NASD OTC Bulletin Board under the symbol CASL.

As  of  November  30,  2008  there were 53 owners of record of our common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion;
however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On August 29, 2008 we filed an Information Statement with the Securities and Exchange Commission in respect of an initial public offering of a minimum of 1,200,000 and a maximum of 2,000,000 shares of our common stock at $0.05 per share. On September 28, 2007 the Securities and Exchange Commission declared our Form 1-A Information Statement (Commission File No. 024-10187) qualified. Our offering commenced on the effective date and terminated on December 26, 2007. We sold 1,205,000 for gross proceeds of $60,250. Thus far, we have used the proceeds to repay a promissory note in the amount of $15,000 plus $2,336.30 in accrued interest, consulting and professional fees of $10,477, office expenses of $535.


ITEM 3.     DEFAULT UPON SENIOR NOTES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

EXHIBIT     DESCRIPTION

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1     Officers' Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CASTMOR RESOURCES LTD.




Date: January 8, 2009                        /s/ Fidel Thomas
                                             Fidel Thomas
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer