Form 10-Q
period 2009-02-28
Castmor Resources LTD
filed 2009-04-14
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2009

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

Large  accelerated  filer  [   ]                       Accelerated  filer  [   ]
Non-accelerated  filer     [   ]               Smaller  reporting  company [ X ]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).                        Yes  [   ]  No  [X]

As of February 28, 2009, the registrant had 12,435,000 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION


CASTMOR RESOURCES LTD.
(An exploration stage company)

Balance Sheets
February 28, 2009
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------
                                                                                                February 28  August 31
                                                                                                       2009       2008
----------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                                       $   26,016   $ 41,549

MINERAL RESOURCE SECURITY DEPOSIT                                                                    8,069      8,069
----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                    $   34,085   $ 49,618
======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                                             5,569      5,628

TOTAL LIABILITIES                                                                                    5,569      5,628
----------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
Authorized:
    50,000,000 preferred shares at a par value of $0.0001 per share
        Issued and outstanding:  Nil
    100,000,000 common shares with a par value of $0.0001 per share
        Issued and outstanding:  12,435,000 common shares                                            1,244      1,244
                                 (August 31, 2008:  12,435,000)

ADDITIONAL PAID-IN CAPITAL                                                                          78,636     78,636

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                                                 (51,364)   (35,890)
----------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                          28,516     43,990
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $   34,085   $ 49,618
======================================================================================================================

The accompanying notes are an integral part of these financial statements.


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Stockholders' Equity
For the period from June 27, 2005 (inception) to February 28, 2009
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                     Deficit
                                                                                                 accumulated          Total
                                                                                     Additional       during  stockholders'
                                               Preferred Stock  Common Stock            paid-in  exploration         equity
                                                Shares  Amount      Shares   Amount     capital        stage   (deficiency)
---------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for settlement
     of debt July 16, 2005 ($0.0001 per share)       -  $    -  10,300,000  $ 1,030  $       -   $        -   $      1,030

Loss and comprehensive loss for the period           -       -           -        -          -       (1,914)        (1,914)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                             -  $    -  10,300,000  $ 1,030  $       -   $   (1,914)  $       (884)
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     October 25, 2005 ($0.02 per share)              -       -     750,000       75     14,925            -         15,000

Issuance of common stock for settlement
   of debt October 31, 2005 ($0.02 per share)        -       -     180,000       18      3,582            -          3,600

Loss and comprehensive loss for the year             -       -           -        -          -       (9,537)        (9,537)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                             -  $    -  11,230,000  $ 1,123  $  18,507   $  (11,451)  $      8,179
---------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year             -       -           -        -          -       (5,404)        (5,404)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                             -  $    -  11,230,000  $ 1,123  $  18,507   $  (16,855)  $      2,775
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     November 30, 2007 ($0.05 per share)             -       -   1,205,000      121     60,129            -         60,250

Loss and comprehensive loss for the year             -       -           -        -          -      (19,035)       (19,035)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                             -  $    -  12,435,000  $ 1,244  $  78,636   $  (35,890)  $     43,990
---------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period           -       -           -        -          -      (15,474)       (15,474)
---------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 2009                           -  $    -  12,435,000  $ 1,244  $  78,636   $  (51,364)  $     28,516
===========================================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(A exploration stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------
                                                       Cumulative from
                                                         June 27, 2005        Six months ended          Three months ended
                                                        (inception) to   February 28   February 29   February 28   February 29
                                                     February 28, 2009          2009          2008          2009          2008
------------------------------------------------------------------------------------------------------------------------------
EXPENSES

Bank charges                                         $            292   $        44   $       104   $        12   $        72
Consulting fees                                                 1,363           965             -             -             -
Interest                                                        2,336             -         1,500             -           750
Office expenses                                                 7,030           875          (104)            -             -
Professional fees                                              34,264        13,590         5,071        13,590         5,071
Resource property acquisition and exploration costs             5,000             -             -             -             -
Transfer expenses                                               1,079             -           880             -             -
------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                           51,364        15,474         7,451        13,602         5,893
------------------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD       $        (51,364)  $   (15,474)  $    (7,451)  $   (13,602)  $    (5,893)
==============================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                        $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
==============================================================================================================================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- basic and diluted                                                      12,435,000    11,829,208    12,435,000    11,829,208
=============================================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

----------------------------------------------------------------------------------------------------------
                                                     Cumulative from
                                                       June 27, 2005
                                                      (inception) to            Six months ended
                                                   February 29, 2009  February 28, 2009  February 29, 2008
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                          $        (51,364)  $        (15,474)  $         (7,451)

Changes in operating assets and liabilities
- (increase) decrease in security deposit                    (8,069)                 -                  -
- accounts payable and accrued liabilities                   10,199                (59)             1,500
----------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                       (49,234)           (15,533)            (5,951)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                       75,250                  -             60,250
----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    75,250                  -             60,250
----------------------------------------------------------------------------------------------------------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS            26,016            (15,533)            54,299

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    -             41,549             16,889
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $         26,016   $         26,016   $         71,188
==========================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                      $              -   $              -   $              -
==========================================================================================================
Income taxes paid                                  $              -   $              -   $              -
==========================================================================================================

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $51,364 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at February 28, 2009, there were no cash equivalents.

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

Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. None of our cash deposits are insured.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Assets  retirement  obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at February 28, 2009, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the period ended February 28, 2009.

Comprehensive  Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended February 28, 2009.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

One of the licenses comprising eight claims was inadvertently allowed to expire and was cancelled on January 24, 2007. The Company reacquired a 100% interest in the same eight claims under a new mineral license by a Transfer of Mineral Disposition dated July 16, 2007, from a non-affiliated third party, for $505 CAD. The Company expensed the entire cost of reacquiring the mineral claims.

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

The Company did not sell any shares of its common stock during the three and six months period ended February 28, 2009. During the year ended August 31, 2008, the Company sold 1,205,000 shares of common stock at $0.05 per share under a registered public offering for gross proceeds of $60,250.


NOTE 6 - COMMITMENT AND CONTINGENCY

See Note 3.


NOTE 7 - SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada.

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

Our assets are limited to cash and our mineral claims, the acquisition of which has been recorded as an expense in our financial statements in accordance with our accounting policy. As of February 28, 2009 we had total assets of $34,085 comprised of $26,016 in cash and $8,069 in the form of a security deposit on our mineral properties. Liabilities decreased by $59 during the period to $5,569. We have sufficient working capital to maintain our present level of operations for the next 12 months, but due to a delay arising from unanticipated fuel costs in 2008, our available capital is presently insufficient to complete Phase I of our proposed exploration program. We will be required to seek additional funding in order to complete Phase I of our exploration program.

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

RESULTS  OF  OPERATIONS

We did not earn any revenue from inception on June 27, 2005 to February 28, 2009. We do not anticipate earning revenue until such time as we have entered into commercial production of the White Bear Arm Property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable reserves of valuable minerals on the White Bear Arm Property, or that if such resources are discovered that we will commercially produce them.

During the three month period ended February 28, 2009, we incurred operating expenses in the amount of $13,602 primarily related to professional fees.

ITEM  4.  CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are not effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

As  of  February  28,  2009  there were 53 owners of record of our common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion;
however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On August 29, 2008 we filed an Information Statement with the Securities and Exchange Commission in respect of an initial public offering of a minimum of 1,200,000 and a maximum of 2,000,000 shares of our common stock at $0.05 per share. On September 28, 2007 the Securities and Exchange Commission declared our Form 1-A Information Statement (Commission File No. 024-10187) qualified. Our offering commenced on the effective date and terminated on December 26, 2007. We sold 1,205,000 for gross proceeds of $60,250. Thus far, we have used the proceeds to repay a promissory note in the amount of $15,000 plus $2,336 in accrued interest, consulting and professional fees of $24,067, office expenses of $547.


ITEM 3.     DEFAULT UPON SENIOR NOTES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

EXHIBIT     DESCRIPTION

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CASTMOR RESOURCES LTD.




Date: April 10, 2009                         /s/ Fidel Thomas
                                             Fidel Thomas
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer