Form 10-Q
period 2009-05-31
Castmor Resources LTD
filed 2009-07-10
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2009

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

As of May 31, 2009, the registrant had 12,435,000 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION

CASTMOR RESOURCES LTD.
(An exploration stage company)

Balance Sheets
May 31, 2009
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------------
                                                                                   May 31   August 31
                                                                                     2009        2008
-----------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                      $  18,515    $ 41,549

Mineral resource security deposit                                                  8,069       8,069
-----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                   $  26,584    $ 49,618
=====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                           1,957       5,628

TOTAL LIABILITIES                                                                  1,957       5,628
-----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
Authorized:
    50,000,000 preferred shares at a par value of $0.0001 per share
        Issued and outstanding:  Nil
    100,000,000 common shares with a par value of $0.0001 per share
        Issued and outstanding:  12,435,000 common shares                          1,244       1,244
                                (August 31, 2008:  12,435,000)

ADDITIONAL PAID-IN CAPITAL                                                        78,636      78,636

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                               (55,253)    (35,890)
-----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                        24,627      43,990
-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  26,584    $ 49,618
=====================================================================================================

The accompanying notes are an integral part of these financial statements.


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Stockholders' Equity
For the period from June 27, 2005 (inception) to May 31, 2009
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Deficit
                                                                                                    accumulated          Total
                                                                                        Additional       during  stockholders'
                                                Preferred Stock          Common Stock      paid-in  exploration         equity
                                                Shares   Amount        Shares    Amount    capital        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for settlement
     of debt July 16, 2005 ($0.0001 per share)       -  $     -    10,300,000  $ 1,030  $       -   $        -   $      1,030

Loss and comprehensive loss for the period           -        -             -        -          -       (1,914)        (1,914)
------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                             -        -    10,300,000  $ 1,030  $       -   $   (1,914)  $       (884)
------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     October 25, 2005 ($0.02 per share)              -  $     -       750,000  $    75  $  14,925   $        -   $     15,000

Issuance of common stock for settlement
   of debt October 31, 2005 ($0.02 per share)        -  $     -       180,000  $    18  $   3,582   $        -   $      3,600

Loss and comprehensive loss for the year             -        -             -        -          -       (9,537)        (9,537)
------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                             -  $     -    11,230,000  $ 1,123  $  18,507   $  (11,451)  $      8,179
------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year             -        -             -        -          -       (5,404)        (5,404)
------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                             -  $     -    11,230,000  $ 1,123  $  18,507   $  (16,855)  $      2,775
------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     November 30, 2007 ($0.05 per share)             -  $     -     1,205,000  $   121  $  60,129   $        -   $     60,250

Loss and comprehensive loss for the year             -        -             -        -          -      (19,035)       (19,035)
------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                             -  $     -    12,435,000  $ 1,244  $  78,636   $  (35,890)  $     43,990
------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period           -        -             -        -          -      (19,363)       (19,363)
------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2009                                -  $     -    12,435,000  $ 1,244  $  78,636   $  (55,253)  $     24,627
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(A exploration stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------------------
                                                      Cumulative from
                                                        June 27, 2005        Three months ended  Nine months ended
                                                       (inception) to       May 31       May 31       May 31    May 31
                                                         May 31, 2009         2009         2008         2009      2008
--------------------------------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                         $           305   $       13   $        6   $       57   $      110
Consulting fees                                                1,363            -            -          965            -
Interest                                                       2,336            -          587            -        2,087
Office expenses                                                7,030            -        1,227          875        1,124
Professional fees                                             38,017        3,753        7,928       17,343       12,998
Resource property acquisition and exploration costs            5,000            -            -            -            -
Transfer Expenses                                              1,202          123            -          123          880
--------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                          55,253        3,889        9,748       19,363       17,199
--------------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD       $       (55,253)  $   (3,889)  $   (9,748)  $  (19,363)  $  (17,199)
--------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                       $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
==========================================================================================================================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- basic and diluted                                                    12,435,000   12,435,000   12,435,000   12,133,750
==========================================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------
                                                                   Cumulative from
                                                                     June 27, 2005
                                                                    (inception) to       Nine months ended
                                                                      May 31, 2009  May 31, 2009  May 31, 2008
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                                          $      (55,253)  $   (19,363)  $   (17,199)

Changes in operating assets and liabilities
- (Increase) decrease in security deposit                                  (8,069)            -        (4,306)
- (Increase) decrease in accounts receivable                                    -             -        (4,081)
- (Decrease) increase in accounts payable and accrued liabilities           1,957        (3,671)        8,905
--------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                     (61,365)      (23,034)      (16,681)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from promissory note                                                   -             -       (15,000)
Proceeds from issuance of common stock                                     79,880             -        60,250
--------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  79,880             -        45,250

INCREASE IN CASH AND CASH EQUIVALENTS                                      18,515       (23,034)       28,569

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  -        41,549        16,889
--------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $       18,515   $    18,515   $    45,458
==============================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
==============================================================================================================
Interest paid                                                      $            -   $         -   $         -
==============================================================================================================
Income taxes paid                                                  $            -   $         -   $         -
==============================================================================================================

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $55,253 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of
three months or less to be cash equivalents.   As at May 31, 2009, there were no
cash equivalents.

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

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of May 31, 2009, the Company had no amounts in a bank beyond insured limits.

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

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at May 31, 2009, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the period ended May 31, 2009.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended May 31, 2009.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.
SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. This statement had no impact on the Company's consolidated financial position, results of operations or cash flows. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the fiscal years beginning after November 15, 2008. We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

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

NOTE 4 - PROMISSORY NOTE

On July 31, 2007, the Company issued an unsecured promissory note of $15,000 to a non affiliated party, bearing an interest rate of 20% per annum, maturing on July 31, 2008. The note, together with accrued interest of $2,336.30, was paid in full on May 1, 2008.


NOTE 5 - PREFERRED AND COMMON STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued.

The Company has 100,000,000 shares of common stock authorized, of which 12,435,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

The Company did not sell any shares of its common stock during the three month period ended May 31, 2009. During the year ended August 31, 2008, the Company sold 1,205,000 shares of common stock at $0.05 per share under a registered public offering for gross proceeds of $60,250.

NOTE 6 - COMMITMENT AND CONTINGENCY

See Note 3

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

Our assets are limited to cash and our mineral claims, the acquisition of which has been recorded as an expense in our financial statements in accordance with our accounting policy. As of May 31, 2009 we had total assets of $26,584 comprised of $18,515 in cash and $8,069 in the form of a security deposit on our mineral properties. Liabilities decreased by $3,671 during the period to $1,957. We have sufficient working capital to maintain our present level of operations for the next 12 months, but due to a delay arising from unanticipated fuel costs in 2008, our available capital is presently insufficient to complete Phase I of our proposed exploration program. We will be required to seek additional funding in order to complete Phase I of our exploration program.

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

RESULTS  OF  OPERATIONS

We did not earn any revenue from inception on June 27, 2005 to May 31, 2009. We do not anticipate earning revenue until such time as we have entered into commercial production of the White Bear Arm Property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable reserves of valuable minerals on the White Bear Arm Property, or that if such resources are discovered that we will commercially produce them.

During the three months period ended May 31, 2009, we incurred operating expenses of $3,889 compared to $9,748 for the three months period ended May 31, 2008. The decrease was primarily a result of the timing difference in the professional fee.

During the nine months period ended May 31, 2009, we incurred operating expenses of $19,363 compared to $17,199 for the nine months period ended May 31, 2009. The result was consistent with prior year operation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2008 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are not effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

As  of  May  31,  2009  there  were  53  owners  of  record of our common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion;
however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On August 29, 2007 we filed an Information Statement with the Securities and Exchange Commission in respect of an initial public offering of a minimum of 1,200,000 and a maximum of 2,000,000 shares of our common stock at $0.05 per share. On September 28, 2007 the Securities and Exchange Commission declared our Form 1-A Information Statement (Commission File No. 024-10187) qualified. Our offering commenced on the effective date and terminated on December 26, 2007. We sold 1,205,000 for gross proceeds of $60,250. Thus far, we have used the proceeds to repay a promissory note in the amount of $15,000 plus $2,336.30 in accrued interest, consulting and professional fees of $27,197 office expenses of $4,128.

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

                                             CASTMOR RESOURCES LTD.




Date: July 7, 2009                           /s/ Fidel Thomas
                                             Fidel Thomas
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer