Form 10-K
Castmor Resources LTD
filed 2009-11-30
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 2009

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

     4620 MANILLA ROAD SE, SUITE 10
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Act (Check one):

[   ]  Large Accelerated Filer     [   ]  Accelerated Filer
[   ]  Non-accelerated Filer       [ X ]  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes [X]  No [   ]

As of November 25, 2009, the registrant had 12,435,000 shares of its Common Stock outstanding.

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

Due to higher than anticipated fuel prices last year, we were unable to initiate our planned exploration program for the White Bear Arm Property. By summer of 2009, we had insufficient capital resources to initiate the exploration program or to maintain our mineral license. In July of 2009, we forfeited our rights to the White Bear Arm Property. As a result, we do not presently have any mineral interests.

We are presently looking for suitable mineral resource properties to acquire for the purpose of conducting exploration and development. There can be no assurance that we will be able to locate such properties, or that if we locate them, that they will contain commercially exploitable mineral reserves. We will be required to obtain additional funding to acquire and explore any additional mineral properties. Such funding will likely be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

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

REGULATIONS

Mineral exploration is usually subject to substantial government regulation. We will secure all necessary permits for exploration, if applicable, and if development is warranted on the property, we will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

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

We  do  not  presently  own  or  lease  any  property.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended August 31, 2009.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is presently traded on the NASD over-the-counter bulletin board under the trading symbol "CASL". As of August 31, 2009, there were 53 owners of record of our common stock. Trading of our stock is sporadic and does not constitute an established public market for our shares.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations obtained from Yahoo! Finance reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

--------------------------------------------------------
QUARTER  ENDED                            HIGH       LOW
--------------------------------------------------------
August  31,  2009                        $0.25     $0.25
May  31,  2009                           $0.25     $0.25
February  28,  2009                      $0.25     $0.25
November  30,  2008                      $0.25     $0.25
--------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Due to insufficient capital, we abandoned our mineral interests in the White Bear Arm Property in July 2009. We are presently looking for alternative mineral resource properties to acquire for the purpose of conducting exploration and development. There can be no assurance that we will be able to locate such properties, or that if we locate them, that they will contain commercially exploitable mineral reserves. We will be required to obtain additional funding to acquire and explore any additional mineral properties. Such funding will likely be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

RESULTS  OF  OPERATIONS

Our business is in the early stage of development. Since inception on June 27, 2005 we have not earned any revenue and we have not identified any commercially exploitable reserves of valuable minerals. We do not anticipate earning revenue unless we enter into commercial production of mineral resource property. We do not presently have any interests in any mineral resource property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable reserves of valuable minerals, or that if such resources are discovered that we will commercially produce them.

We incurred operating expenses in the amount of $28,906 for the year ended August 31, 2009. These operating expenses included: (a) professional fees of $18,340; (b) a write-off of our $8,069 mineral deposit; (c) consulting fees of $965; (d) office expenses of $944; and (d) other miscellaneous expenses of $588.

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

As of August 31, 2009 we had total assets of $17,707 comprised entirely of cash. We have sufficient working capital to maintain our present level of operations for the next 12 months. Due to insufficient capital, we have abandoned our claims to the White Bear Arm Property. We do not presently have any mineral interests.

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

ITEM 8.     FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                             CASTMOR RESOURCES LTD.
                         (A DEVELOPMENT STAGE COMPANY)



  FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31, 2009 AND AUGUST 31, 2008

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders Equity
Statements of Operations and Comprehensive Loss
Statements of Cash Flows
Notes to Financial Statements

CHANG LEE LLP
Chartered Accountants
                                                           606-815 Hornby Street
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



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Board  of  Directors  and  Stockholders  of

CASTMOR  RESOURCES  LTD.
(An  exploration  stage  company)

We have audited the accompanying balance sheets of Castmor Resources Ltd. (an exploration stage company) as at August 31, 2009 and 2008 and the related statements of stockholders' equity, operations and comprehensive loss, and cash flows for the years then ended and for the period from June 27, 2005 (date of inception) to August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from June 27, 2005 (date of inception) to August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Vancouver, Canada                                        /s/ Chang Lee LLP
November  25,  2009                                      Chartered  Accountants


CASTMOR RESOURCES LTD.
(An exploration stage company)

Balance Sheets
August 31, 2009
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------
                                                                                  August 31          August 31
                                                                                       2009               2008
--------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                         $ 17,707           $ 41,549

MINERAL RESOURCE SECURITY DEPOSIT                                                        -              8,069
--------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                      $ 17,707           $ 49,618
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                             2,623              5,628
--------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                    2,623              5,628
--------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
Authorized:
     50,000,000 preferred shares at a par value of $0.0001 per share
          Issued and outstanding:  Nil
     100,000,000 common shares with a par value of $0.0001 per share
          Issued and outstanding:  12,435,000 common shares                          1,244              1,244
                                  (August 31, 2008:  12,435,000)

ADDITIONAL PAID-IN CAPITAL                                                          78,636             78,636

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                                 (64,796)           (35,890)
--------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                          15,084             43,990
--------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 17,707           $ 49,618
==============================================================================================================

The accompanying notes are an integral part of these financial statements.


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Stockholders' Equity
For the period from June 27, 2005 (inception) to August 31, 2009
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     Deficit
                                                                                                 accumulated          Total
                                                                                     Additional       during  stockholders'
                                               Preferred Stock     Common Stock         paid-in  exploration         equity
                                                Shares  Amount      Shares   Amount     capital        stage   (deficiency)
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for settlement
     of debt July 16, 2005 ($0.0001 per share)       -  $    -  10,300,000  $ 1,030  $       -   $        -   $      1,030

Loss and comprehensive loss for the period           -       -           -        -          -       (1,914)        (1,914)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                             -       -  10,300,000  $ 1,030  $       -  $    (1,914)  $       (884)
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     October 25, 2005 ($0.02 per share)              -  $    -     750,000  $    75  $  14,925  $         -   $     15,000

Issuance of common stock for settlement
   of debt October 31, 2005 ($0.02 per share)        -  $    -     180,000  $    18  $   3,582  $         -   $      3,600

Loss and comprehensive loss for the year             -       -           -        -          -       (9,537)        (9,537)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                             -  $    -  11,230,000  $ 1,123  $  18,507  $   (11,451)  $      8,179
---------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year             -       -           -        -          -       (5,404)        (5,404)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                             -  $    -  11,230,000  $ 1,123  $  18,507  $   (16,855)  $      2,775
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     November 30, 2007 ($0.05 per share)             -  $    -   1,205,000  $   121  $  60,129  $         -   $     60,250

Loss and comprehensive loss for the year             -       -           -        -          -       (5,404)        (5,404)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                             -  $    -  12,435,000  $ 1,244  $  78,636  $   (35,890)  $     43,990
---------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year             -       -           -        -          -      (28,906)       (28,906)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2009                             -  $    -  12,435,000  $ 1,244  $  78,636  $   (64,796)  $     15,084
===========================================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(A exploration stage company)

Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------------------
                                                      Cumulative from
                                                        June 27, 2005
                                                       (inception) to       Year ended       Year ended
                                                      August 31, 2009  August 31, 2009  August 31, 2008
-------------------------------------------------------------------------------------------------------
EXPENSES

Bank charges                                          $          317   $           69   $          173
Consulting fees                                                1,363              965                -
Interest expense                                               2,336                -            2,086
Office expenses                                                7,099              944            1,124
Professional fees                                             39,014           18,340           14,573
Resource property acquisition and exploration costs            5,000                -                -
Transfer expenses                                              1,598              519            1,079
Write-off mineral deposit                                      8,069            8,069                -
-------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                          64,796           28,906           19,035
-------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $      (64,796)  $      (28,906)  $      (19,035)
-------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                       $        (0.00)  $        (0.00)
=======================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                        12,435,000       12,135,396
=======================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
----------------------------------------------------------------------------------------------------
                                                   Cumulative from
                                                     June 27, 2005
                                                    (inception) to       Year ended       Year ended
                                                  Augusts 31, 2009  August 31, 2009  August 31, 2008
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                         $       (64,796)  $      (28,906)  $      (19,035)

Changes in operating assets and liabilities
- (increase) decrease in security deposit                       -            8,069           (4,306)
- accounts payable and accrued liabilities                  2,623           (3,005)           2,751
----------------------------------------------------------------------------------------------------

NET CASH (USED IN) OPERATING ACTIVITIES                   (62,173)         (23,842)         (20,590)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from promissory note                                   -                -          (15,000)
Proceeds from issuance of common stock                     79,880                -           60,250
----------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  79,880                -           45,250
----------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           17,707          (23,842)          24,660

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  -           41,549           16,889
----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $        17,707   $       17,707   $       41,549
====================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                     $         2,336   $            -   $        2,336
====================================================================================================

Income taxes paid                                 $             -   $            -   $            -
====================================================================================================

The accompanying notes are an integral part of these financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Castmor Resources Ltd. (hereinafter "the Company") was incorporated in the State of Nevada, U.S.A., on June 27, 2005. The Company's fiscal year end is August 31.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercially minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. In 2005, the Company acquired mineral interests in two non-contiguous properties located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada. In 2009, the Company abandoned its interest in these mineral properties.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $64,796 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at August 31, 2009, there were no cash equivalents.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. There is no deposit insurance on the Company's accounts.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Assets  Retirement  Obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at August 31, 2009, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the period ended August 31, 2009.

Comprehensive  Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended August 31, 2009.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

New  Accounting  Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(revised 2007) ("SFAS 141(R)"), "Business Combinations". SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160 ("SFAS 160"), "Non-controlling Interests in Consolidated Financial Statements - An amendment of ARB No. 51". SFAS 160 requires companies with non controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non controlling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2010, and this standard must be applied on a retrospective basis. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In April, 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this FSP does not believe to have a material impact on the Company's financial statements.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

In April, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosure about Fair Value of
Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of this FSP does not believe to have a material impact on the Company's financial statements.

On April 1, 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), Recognition and Presentation of
Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP does not believe to have a material impact on the Company's financial statements.

In June 2009, the FASB issued FASB No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued FASB No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS 166"). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

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

Up to August 31, 2009, the Company has paid $8,069 towards a security deposit on its exploration program. The Company was required to incur total exploration expenditures of CAD$13,500 for the above noted mineral claims before July 13, 2009. The Company failed to do so, or to pay any further deposit on exploration activities with the mining division of Labrador Canada. As a result, the Company has forfeited its mineral claims and wrote off the prepaid security deposit in the amount of $8,069.

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

NOTE  5  -  PREFERRED  AND  COMMON  STOCK

During the year ended August 31, 2008, the Company sold 1,205,000 shares of common stock at $0.05 per share through a public offering that was exempt from registration under Regulation A, promulgated under the Securities Act of 1933. The gross proceeds of the offering was $60,250. The Company did not issue any shares during the year ended August 31, 2009.

NOTE  6  -  INCOME  TAXES

At August 31, 2009, the Company had deferred tax assets of approximately $22,700 principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at August 31, 2009. A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

                                               August 31, 2009  August 31, 2008
Net loss before income taxes                    $       28,905  $        19,034

Income tax recovery at statutory rates of 35%           10,117            6,662
Unrecognized benefits of non-capital losses            (10,117)          (6,662)
Total income tax recovery                       $            -  $             -

The significant components of the deferred tax asset at August 31, 2009 and 2008 were as follows:

                                             August 31, 2009    August 31, 2008
Net operating loss carryforwards             $        22,700    $        12,600
Valuation allowance                                  (22,700)           (12,600)
Net deferred tax asset                       $             -    $             -

At August 31, 2009, we had net operating loss carryforwards of approximately $64,800, which expire in the year 2025 through 2029.


NOTE  7  -  SEGMENT  INFORMATION

The  Company  currently  conducts  all  of  its  operations  in  Canada.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountants since our inception.

ITEM 9A.     CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of August 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2009, the Company's disclosure controls and procedures were not effective:

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based solely on the material weaknesses described below, our management has concluded that, as of August 31, 2009, the Company's internal control over financial reporting was not effective. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of August 31, 2009:

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

4. We lack sufficient information technology controls and procedures - As of August 31, 2009, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

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

--------------------------------------------------------------------------------
                                                           TERM PERIOD SERVED AS
NAME             POSITION                      AGE              DIRECTOR/OFFICER
--------------------------------------------------------------------------------

Fidel Thomas     Chief Executive Officer,       43         2007 to present
                 President,
                 Chief Financial Officer
                 and a director

Alfonso Quijada  Vice-President,                38         2006 to present
                 Chief Operating Officer,
                 Secretary and
                 a director
================================================================================

Fidel Thomas has been an independent corporate communications and business development consultant since 2003. His clients include numerous private and publicly held corporations, including Minco Gold Corp., Minco Silver Corp., Trivello Energy Corp., SMS Active Technologies and Visiphor Corp. Originally, an actor, screen-writer and director, Mr. Thomas was active in the Canadian entertainment industry from 1997 to 2002, through his production company, Inner Vision Images Motion Picture Corp., and later, as an officer and director of AMP Productions, Ltd. from 2003 to 2007. From 2006 to 2009 he was also the Chief Executive Officer and a director of Pickford Minerals, Inc. Ltd, an exploration company having mineral interests in Labrador, Canada. Mr. Thomas received a Bachelor of Sociology from the University of East London in September, 1994. He earned a Diploma in Media Practice from the University of Central London in 1998. In 2007, he successfully completed a mining professional development course at the Norman B. Keevil Institute of Mining Engineering at the University of British Columbia.

Alfonso Quijada has raised millions of dollars for private and public companies, including $1.8 million for Rhino Films and $2.5 million for an oil refinery in Bulgaria. From 1994 through to 1998 he was the founder and president of New World Artist Productions Inc., an international production company, focused primarily on live-productions and music development in Japan. He was the VP of Investor Relations for Tri-Gate Entertainment Inc. from 2000 to 2003. From 2002 to 2003, Mr. Quijada also headed up investor relations for TNR Gold Corp. Since 2003, he has served as an independent consultant, advising companies on corporate development and finance. From 2006 to 2009, Mr. Quijada was also a director of Pickford Minerals Inc., an exploration company having mineral interests in Labrador, Canada.

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

COMMITTEES  OF  THE  BOARD

All proceedings of the board of directors for the fiscal year ended August 31, 2009 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

--------------------------------------------------------------------------------
NAME                                                      NUMBER  OF  SHARES   %
--------------------------------------------------------------------------------

Fidel  Thomas                                             1,000,000            8
4620  Manilla  Road  SE,  Suite  10
Calgary,  Alberta  T2G  4B7

Alfonso  Quijada                                          8,300,000           67
4620  Manilla  Road  SE,  Suite  10
Calgary,  Alberta  T2G  4B7
--------------------------------------------------------------------------------

Directors  and  officers  as  a  group  (two  persons)    9,300,000           75
================================================================================

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

There has not been any transaction since inception, nor is there any currently proposed transaction, in which Castmor Resources Ltd. has been or is a participant involving an amount in excess of $120,000, and in which any related person had or will have a direct or indirect material interest.

ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2008 were $5,250.

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2009 will be approximately $5,000.

AUDIT  RELATED  FEES

For the fiscal years ended August 31, 2009 and 2008, the aggregate fees billed for assurance and related services by Chang Lee LLP relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $2,462 and $1,575, respectively.

TAX  FEES

For the fiscal years ended August 31, 2009 and 2008, the aggregate fees billed for tax compliance, by Chang Lee LLP were nil.

ALL  OTHER  FEES

For the fiscal years ended August 31, 2009 and 2008, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled nil.

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

                                             CASTMOR RESOURCES LTD.


Date:  November 25, 2009                     By:/s/ Fidel Thomas
                                             Fidel Thomas
                                             Chief Executive Officer, President,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                      DATE


/s/ Fidel Thomas     Chief Executive Officer,                   November 25,2009
    Fidel Thomas     President, Chief Financial Officer,
                     Principal Accounting Officer & a director



/s/ Alfonso Quijada  director                                  November 25, 2009
    Alfonso Quijada