Form 10-Q
period 2009-11-30
Castmor Resources LTD
filed 2010-01-14
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2009

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

As of January 14, 2010, the registrant had 12,435,000 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION


CASTMOR RESOURCES LTD.
(An exploration stage company)

Balance Sheets
November 30, 2009
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

------------------------------------------------------------------------------------------------------
                                                                               November 30   August 31
                                                                                      2009        2009
------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                      $   17,546    $ 17,707
------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                   $   17,546    $ 17,707
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                            7,548       2,623
Promissory note                                                                         -           -
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                   7,548       2,623
------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
Authorized:
    50,000,000 preferred shares at a par value of $0.0001 per share
        Issued and outstanding:  Nil
    100,000,000 common shares with a par value of $0.0001 per share
        Issued and outstanding:  12,435,000 common shares                           1,244       1,244
                                 (August 31, 2009:  12,435,000)

ADDITIONAL PAID-IN CAPITAL                                                         78,636      78,636

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                                (69,882)    (64,796)
------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                          9,998      15,084
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   17,546   $  17,707
======================================================================================================

The accompanying notes are an integral part of these financial statements.


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Stockholders' Equity
For the period from June 27, 2005 (inception) to November 30, 2009
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     Deficit
                                                                                                 accumulated          Total
                                                                                     Additional       during  stockholders'
                                               Preferred Stock        Common Stock      paid-in  exploration         equity
                                                Shares  Amount      Shares   Amount     capital     stage      (deficiency)
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for settlement
     of debt July 16, 2005 ($0.0001 per share)       -  $    -  10,300,000  $ 1,030  $        -  $        -   $      1,030

Loss and comprehensive loss for the period           -       -           -        -           -      (1,914)        (1,914)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                             -       -  10,300,000  $ 1,030  $        -  $   (1,914)  $       (884)
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     October 25, 2005 ($0.02 per share)              -  $    -     750,000  $    75  $   14,925  $        -   $     15,000

Issuance of common stock for settlement
   of debt October 31, 2005 ($0.02 per share)        -  $    -     180,000  $    18  $    3,582  $        -   $      3,600

Loss and comprehensive loss for the year             -       -           -        -           -      (9,537)        (9,537)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                             -  $    -  11,230,000  $ 1,123  $   18,507  $  (11,451)  $      8,179
---------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year             -       -           -        -           -      (5,404)        (5,404)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                             -  $    -  11,230,000  $ 1,123  $   18,507  $  (16,855)  $      2,775
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     November 30, 2007 ($0.05 per share)             -  $    -   1,205,000  $   121  $   60,129  $        -   $     60,250

Loss and comprehensive loss for the year             -       -           -        -           -      (5,404)        (5,404)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                             -  $    -  12,435,000  $ 1,244  $   78,636  $  (35,890)  $     43,990
---------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year             -       -           -        -           -     (28,906)       (28,906)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2009                             -  $    -  12,435,000  $ 1,244  $   78,636  $  (64,796)  $     15,084
---------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period           -       -           -        -           -      (5,086)        (5,086)
---------------------------------------------------------------------------------------------------------------------------

Balance, November 30, 2009                           -  $    -  12,435,000  $ 1,244  $   78,636  $  (69,882)  $      9,998
===========================================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(A exploration stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------
                                                        Cumulative from
                                                          June 27, 2005    Three months ended
                                                         (inception) to  November 30  November 30
                                                      November 30, 2009         2009         2008
-------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                          $            362   $       45   $       32
Consulting fees                                                  1,363            -          965
Interest                                                         2,336            -            -
Office expenses                                                  7,099            -          875
Professional fees                                               44,055        5,041            -
Resource property acquisition and exploration costs              5,000            -            -
Transfer Expenses                                                1,598            -            -
Write-off mineral deposit                                        8,069            -            -
-------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                            69,882        5,086        1,872
-------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $        (69,882)  $   (5,086)  $   (1,872)
-------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                         $    (0.00)  $    (0.00)
=================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                      12,435,000   12,435,000
=================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------------------
                                                   Cumulative from
                                                     June 27, 2005
                                                    (inception) to             Three months ended
                                                 November 30, 2009   November 30, 2009  November 30, 2008
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                       $         (69,882)   $         (5,086)  $           (1,872)

Changes in operating assets and liabilities
- (increase) decrease in security deposit                       -                   -                    -
- accounts payable and accrued liabilities                  7,548               4,925                 (899)
-----------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                     (62,334)               (161)              (2,771)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from promissory note                                   -                   -                    -
Proceeds from issuance of common stock                     79,880                   -                    -
-----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  79,880                   -                    -
-----------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                      17,546                (161)              (2,771)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  -              17,707               41,549
-----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD        $          17,546    $         17,546   $           38,778
SUPPLEMENTAL CASH FLOW INFORMATION
===========================================================================================================

Interest paid                                   $               -    $              -   $                -
===========================================================================================================

Income taxes paid                               $               -    $              -   $                -
===========================================================================================================

The accompanying notes are an integral part of these financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Castmor Resources Ltd. (hereinafter "the Company") was incorporated in the State of Nevada, U.S.A., on June 27, 2005. The Company's fiscal year end is August 31.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercially minable reserve, the Company expects to actively prepare the site for its extraction and enters into development stage. In 2005, the Company acquired mineral interests in two non-contiguous properties located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada. In 2009, the Company abandoned its interest in these mineral properties.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $69,882 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at November 30, 2009, there were no cash equivalents.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Fair  Value  of  Financial  Instruments

The Company's financial instruments as defined by FASB Accounting Standards Codification ("ASC") 825, Financial Instruments, include cash and cash equivalents and accounts payable and accrued liabilities. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

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

Long-lived  Assets  Impairment

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360, Property, Plant and Equipment.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Assets  Retirement  Obligations

The Company has adopted ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at November 30, 2009, the Company does not have any asset retirement obligations.

Costs associated with environmental remediation obligations will be accrued when it is probable that such costs will be incurred and they can be reasonably estimated.

Stock-Based  Compensation

The Company adopted ASC 718, Compensation - Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.

The Company did not grant any stock options during the period ended November 30, 2009.

Comprehensive  Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended November 30, 2009.

Income  Taxes

The Company has adopted ASC 740, Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Basic  and  Diluted  Loss  Per  Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

New  Accounting  Pronouncements

In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification ("ASC") which mended hierarchy of generally accepted accounting principles ("GAAP") such that the ASC became the single source of authoritative nongovernmental US GAAP. The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates. The ASC was effective for the Company on September 1, 2009. This standard did not have an impact on our financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued ASC 810-10-65 (prior authoritative literature: SFAS 160, Non-controlling Interests in Consolidated Financial Statements - An amendment of ARB No. 51). ASC 810-10-65 requires companies with non controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non controlling interest's portion of net income must also be clearly presented on the Income Statement. This ASC was effective for the Company on
September 1, 2009. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In March 2008, FASB issued ASC 815-10 (prior authoritative literature: SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133). ASC 815-10 requires enhanced disclosures about an entity's derivative and hedging activities. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company adopted ASC 815-10 on September 1, 2009. The adoption of this ASC did not have a material impact on the Company's financial position or results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets , as codified in ASC subtopic 350-30, Intangibles - Goodwill and Other: General Intangibles Other than Goodwill (ASC 350-30) and ASC topic 275, Risks and Uncertainties (ASC 275), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets , as codified in ASC topic 350, Intangibles Goodwill and Other (ASC 350). ASC 350-30 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805, Business Combinations. The Company adopted ASC 350-30 on September 1, 2009. The adoption of ASC 350-30 did not have a material impact on the Company's financial position or results of operations.

In May 2008, FASB issued ASC 470, Debt. ASC 470 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We have adopted ASC 470 on September 1, 2009, and this standard was applied on a retrospective basis. The adoption of this statement did not have a material effect on the Company's financial statements.

In April, 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC subtopic also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10 will not have a material impact on the Company's financial statements.

In April, 2009, the FASB issued ASC 820-10-50 (formerly Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) that expands to interim periods the existing annual requirement to disclose the fair value of financial instruments that are not reflected on the balance sheet at fair value. The new guidance could potentially require additional disclosures in interim periods after the Company's fiscal year ending 2010. Adoption of this FSP will not have a material impact on the Company's financial statements.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

On April 1, 2009, the FASB issued ASC 320-10-65 (formerly Staff Position No. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The company adopted ASC 320-10-65 on September 1, 2009. The adoption of this FSP did not have a material impact on the Company's financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing. ASC 860 requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity's continuing involvement in transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

NOTE  3  -  PREFERRED  AND  COMMON  STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued.

The Company has 100,000,000 shares of common stock authorized, of which 12,435,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

During the year ended August 31, 2008, the Company sold 1,205,000 shares of common stock at $0.05 per share through a public offering that was exempt from registration under Regulation A, promulgated under the Securities Act of 1933. The gross proceeds of the offering were $60,250. The Company did not issue any shares during the period ended November 30, 2009.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We incurred operating expenses in the amount of $5,086 for the period ended November 30, 2009. These operating expenses comprised professional fees of $5,041 and other miscellaneous expenses of $45.

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

As of November 30, 2009 we had total assets of $17,546 comprised entirely of cash. We do not presently have any mineral interests. We have sufficient working capital to maintain our present level of operations for the next 12 months.

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

As  of  November  30,  2009  there were 53 owners of record of our common stock.

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




Date: January 14, 2010                       /s/ Fidel Thomas
                                             Fidel Thomas
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer