Form 10-Q
period 2010-02-28
Castmor Resources LTD
filed 2010-04-15
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2010

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

               30A TREWSBURY ROAD, SYDENHAM, LONDON       SE26 5DN
            (Address of principal executive offices)     (Zip Code)

                   Issuer's telephone number: 44 784 7348181

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

As of April 14, 2010, the registrant had 12,435,000 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION


CASTMOR RESOURCES LTD.
(An exploration stage company)

Balance Sheets
February 28, 2010
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------------------
                                                                               February 28   August 31
                                                                                      2010        2009
-------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                      $        37   $  17,707
Prepaid expenses                                                                     8,224           -
-------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                   $     8,261   $  17,707
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                       $     3,778   $   2,623
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                              $     3,778   $   2,623
-------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
Authorized:
    50,000,000 preferred shares at a par value of $0.0001 per share
        Issued and outstanding:  Nil
    100,000,000 common shares with a par value of $0.0001 per share
        Issued and outstanding:  12,435,000 common shares                            1,244       1,244
                                 (August 31, 2008:  12,435,000)

ADDITIONAL PAID-IN CAPITAL                                                          78,636      78,636

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                                 (75,397)    (64,796)
-------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                           4,483      15,084
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     8,261   $  17,707
=======================================================================================================

The accompanying notes are an integral part of these financial statements.


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Stockholders' Equity
For the period from June 27, 2005 (inception) to February 28, 2010
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     Deficit
                                                                                                 accumulated          Total
                                                                                     Additional       during  stockholders'
                                               Preferred Stock     Common Stock         paid-in  exploration         equity
                                                Shares  Amount      Shares   Amount     capital        stage   (deficiency)
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for settlement
     of debt July 16, 2005 ($0.0001 per share)       -  $    -  10,300,000  $ 1,030  $       -   $        -   $      1,030

Loss and comprehensive loss for the period           -       -           -        -          -       (1,914)        (1,914)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                             -       -  10,300,000  $ 1,030  $       -   $   (1,914)  $       (884)
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     October 25, 2005 ($0.02 per share)              -  $    -     750,000  $    75  $  14,925   $        -   $     15,000

Issuance of common stock for settlement
   of debt October 31, 2005 ($0.02 per share)        -  $    -     180,000  $    18  $   3,582   $        -   $      3,600

Loss and comprehensive loss for the year             -       -           -        -          -       (9,537)        (9,537)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                             -  $    -  11,230,000  $ 1,123  $  18,507   $  (11,451)  $      8,179
---------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year             -       -           -        -          -       (5,404)        (5,404)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                             -  $    -  11,230,000  $ 1,123  $  18,507  $   (16,855)  $      2,775
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     November 30, 2007 ($0.05 per share)             -  $    -   1,205,000  $   121  $  60,129  $         -   $     60,250

Loss and comprehensive loss for the year             -       -           -        -          -       (5,404)        (5,404)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                             -  $    -  12,435,000  $ 1,244  $  78,636  $   (35,890)  $     43,990
---------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year             -       -           -        -          -      (28,906)       (28,906)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2009                             -  $    -  12,435,000  $ 1,244  $  78,636  $   (64,796)  $     15,084
---------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period           -       -           -        -          -      (10,601)       (10,601)
---------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 2010                           -  $    -  12,435,000  $ 1,244  $  78,636  $   (75,397)  $      4,483
===========================================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(A exploration stage company)

Statements of Operations and Comprehensive Loss
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------
                                                       Cumulative from
                                                         June 27, 2005       Six months ended          Three months ended
                                                        (inception) to  February 28   February 28   February 28   February 28
                                                     February 28, 2010         2010          2009          2010          2009
------------------------------------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                         $            380   $        63   $        44   $        18   $        12
Consulting fees                                                 5,475         4,112           965         4,112             -
Interest                                                        2,336             -             -             -             -
Office expenses                                                 7,163            64           875            64             -
Professional fees                                              45,226         6,212        13,590         1,171        13,590
Resource property acquisition and exploration costs             5,000             -             -             -             -
Transfer expenses                                               1,748           150             -           150             -
Write-off mineral deposit                                       8,069             -             -             -             -
------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                           75,397        10,601        15,474         5,515        13,602
------------------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD       $        (75,397)  $   (10,601)  $   (15,474)  $    (5,515)  $   (13,602)
==============================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                        $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
==============================================================================================================================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- basic and diluted                                                      12,435,000    12,435,000    12,435,000    12,435,000
==============================================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------
                                                     Cumulative from
                                                       June 27, 2005
                                                      (inception) to               Six months ended
                                                   February 28, 2010   February 28, 2010   February 28, 2009
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                          $        (75,397)   $        (10,601)   $        (15,474)

Changes in operating assets and liabilities
- decrease (increase) in prepaid expenses                    (8,224)             (8,224)                  -
- accounts payable and accrued liabilities                    3,778               1,155                 (59)
------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                       (79,843)            (17,670)            (15,533)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                       79,880                   -                   -
------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    79,880                   -                   -
------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                37             (17,670)            (15,533)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    -              17,707              41,549
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $             37    $             37    $         26,016
------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                      $              -    $              -    $              -
Income taxes paid                                  $              -    $              -    $              -
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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $75,397 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at February 28, 2010, there were no cash equivalents.

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

Assets  Retirement  Obligations

The Company has adopted ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at February 28, 2010, the Company does not have any asset retirement obligations.

Stock-Based  Compensation

The Company adopted ASC 718, Compensation - Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.

The Company did not grant any stock options during the period ended February 28, 2010.

Comprehensive  Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended February 28, 2010.

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

New  Accounting  Pronouncements  and  Newly  Adopted  Accounting  Policies

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

Recent  Accounting  Pronouncements  and  Newly  Adopted  Policies  (continued)

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

In June 2009, the FASB issued FASB No. 166(ASC 860), Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS 166"). SFAS 166(ASC 860) requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140(ASC 860). SFAS 166(ASC 860) is effective for fiscal years beginning after November 15, 2009. The adoption of this statement is not expected to have material impact on the Company's financial statements.

In April 2009, the FASB issued new accounting guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. It applies to all fair value measurements when appropriate. The adoption of this guidance will not have a significant impact on the Company's financial position, results of operations or cash flows, or related footnotes

In August 2009, the FASB issued an update to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this guidance will not have a significant impact on the Company's financial position, results of operations or cash flows, or related footnotes

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

NOTE  3  -  PREFERRED  AND  COMMON  STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued.

The Company has 100,000,000 shares of common stock authorized, of which 12,435,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

During the year ended August 31, 2008, the Company sold 1,205,000 shares of common stock at $0.05 per share through a public offering that was exempt from registration under Regulation A, promulgated under the Securities Act of 1933. The gross proceeds of the offering were $60,250. The Company did not issue any shares during the period ended February 28, 2010.

NOTE  4  -  SUBSEQUENT  EVENTS

On March 8, 2010, the Company entered into a material agreement to acquire all the issued and outstanding shares of Cage Wars Championship, a company organized under the laws of United Kingdom. Cagewars is engaged in the business of organizing and promoting mixed martial-arts competitions throughout the United Kingdom. The closing date is to take place on April 19, 2010 or such other date as agreed and is subject to the company completing an 8-to-1 forward split of its common stock. On closing, the Company will issue an aggregate of 2,000,000 shares (post split) at $0.35 per share.

On  March  15, 2010, the Company changed its name to Takedown Entertainment Inc.

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

We incurred operating expenses in the amount of $5,515 for the three-month period ended February 28, 2010, which is a decrease from $13,602 for the same period last year due to the decrease of professional fees.

We incurred operating expenses in the amount of $10,601 for the six-month period ended February 28, 2010, which is a decrease from $15,474 for the same period last year due to the decrease of professional fees.
LIQUIDITY  AND  CAPITAL  RESOURCES

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

As of February 28, 2010 we had total assets of $8,261 comprised of $8,224 in prepaid expenses and $37 in cash. We do not presently have any mineral interests.

We  have  not  generated  revenue  since  the  date  of  inception.

We do not presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations. Our director has undertaken to provide such financing as may be required to maintain nominal operations.

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

From September 28, 2007 to November 28, 2007, we issued 1,205,000 free-trading shares of our common stock at a price of $0.05 per share to 47 investors for gross proceeds of $60,250 in reliance upon an exemption from registration under Regulation A, promulgated under the Securities Act of 1933. Our Offering Statement on Form 1-A was declared qualified by the Securities and Exchange Commission (Commission File No. 024-10187) on September 28, 2007. No shares were sold to residents of the United States.

At present, our common stock is quoted on the NASD OTC Bulletin Board under the symbol CASL.

As  of  April  14,  2010  there  were  53  owners of record of our common stock.

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

                                             CASTMOR RESOURCES LTD.




Date: April 14, 2010                         /s/ Alfonso Quijada
                                             Alfonso Quijada
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer