Form 10-Q
period 2010-05-31
Castmor Resources LTD
filed 2010-07-13
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2010

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

As of July 14, 2010, the registrant had 12,435,000 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION


CASTMOR RESOURCES LTD.
(An exploration stage company)

Balance Sheets
May 31, 2010
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

----------------------------------------------------------------------------------------------------
                                                                                  May 31   August 31
                                                                                    2010        2009
----------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                      $      19   $ 17,707
Prepaid expenses                                                                   2,056          -
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                   $   2,075   $ 17,707
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                       $   5,399   $  2,623
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                  5,399      2,623
----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
Authorized:
    50,000,000 preferred shares at a par value of $0.0001 per share
        Issued and outstanding:  Nil
    100,000,000 common shares with a par value of $0.0001 per share
        Issued and outstanding:  12,435,000 common shares                          1,244      1,244
                                 (August 31, 2009:  12,435,000)

ADDITIONAL PAID-IN CAPITAL      78,636   78,636

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                               (83,204)   (64,796)
----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                           (3,324)    15,084
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   2,075   $ 17,707
====================================================================================================

The accompanying notes are an integral part of these financial statements.


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Stockholders' Equity
For the period from June 27, 2005 (inception) to May 31, 2010
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     Deficit
                                                                                                 accumulated          Total
                                                                                     Additional       during  stockholders'
                                               Preferred Stock       Common Stock       paid-in  exploration         equity
                                                Shares  Amount      Shares   Amount     capital        stage   (deficiency)
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for settlement
     of debt July 16, 2005 ($0.0001 per share)       -  $    -  10,300,000  $ 1,030  $       -   $        -   $      1,030

Loss and comprehensive loss for the period           -       -           -        -          -       (1,914)        (1,914)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                             -       -  10,300,000  $ 1,030  $       -   $   (1,914)  $       (884)
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     October 25, 2005 ($0.02 per share)              -  $    -     750,000  $    75  $  14,925   $        -   $     15,000

Issuance of common stock for settlement
   of debt October 31, 2005 ($0.02 per share)        -  $    -     180,000  $    18  $   3,582   $        -   $      3,600

Loss and comprehensive loss for the year             -       -           -        -          -       (9,537)        (9,537)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                             -  $    -  11,230,000  $ 1,123  $  18,507   $  (11,451)  $      8,179
---------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year             -       -           -        -          -       (5,404)        (5,404)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                             -  $    -  11,230,000  $ 1,123  $  18,507   $  (16,855)  $      2,775
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     November 30, 2007 ($0.05 per share)             -  $    -   1,205,000  $   121  $  60,129   $        -   $     60,250

Loss and comprehensive loss for the year             -       -           -        -          -       (5,404)        (5,404)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                             -  $    -  12,435,000  $ 1,244  $  78,636   $  (35,890)  $     43,990
---------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year             -       -           -        -          -      (28,906)       (28,906)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2009                             -  $    -  12,435,000  $ 1,244  $  78,636   $  (64,796)  $     15,084
---------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period           -       -           -        -          -      (18,408)       (18,408)
---------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2010                                -  $    -  12,435,000  $ 1,244  $  78,636   $  (83,204)  $     (3,324)
===========================================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(A exploration stage company)

Statements of Operations and Comprehensive Loss
Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------
                                                     Cumulative from
                                                       June 27, 2005        Nine months ended        Three months ended
                                                      (inception) to       May 31       May 31       May 31       May 31
                                                        May 31, 2010         2010         2009         2010         2009
------------------------------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                         $          398   $       81   $       57   $       18   $       13
Consulting fees                                              11,643       10,280          965        6,168            -
Interest                                                      2,336            -            -            -            -
Office expenses                                               7,163           64          875            -            -
Professional fees                                            46,802        7,788       17,343        1,576        3,753
Resource property acquisition and exploration costs           5,000            -            -            -            -
Transfer expenses                                             1,793          195          123           45          123
Write off mineral deposit                                     8,069            -            -            -            -
------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                         83,204       18,408       19,363        7,807        3,889
------------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD       $      (83,204)  $  (18,408)  $  (19,363)  $   (7,807)  $   (3,889)
========================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                      $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                   12,435,000   12,435,000   12,435,000   12,435,000
========================================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
----------------------------------------------------------------------------------------------
                                                   Cumulative from
                                                     June 27, 2005
                                                    (inception) to      Nine months ended
                                                      May 31, 2010  May 31, 2010  May 31, 2009
----------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                          $      (83,204)  $   (18,408)  $   (19,363)

Changes in operating assets and liabilities
- decrease (increase) in prepaid expenses                  (2,056)       (2,056)            -
- accounts payable and accrued liabilities                  5,399         2,776        (3,671)
----------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                     (79,861)      (17,688)      (23,034)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                     79,880             -             -
----------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  79,880             -             -
----------------------------------------------------------------------------------------------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS              19       (17,688)      (23,034)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  -        17,707        41,549
----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $           19   $        19   $    18,515
==============================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                      $            -   $         -   $         -
==============================================================================================
Income taxes paid                                  $            -   $         -   $         -
==============================================================================================

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $83,204 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at May 31, 2010, there were no cash equivalents.

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

Assets  Retirement  Obligations

The Company has adopted ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at May 31, 2010, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the period ended May 31, 2010.

Comprehensive  Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended May 31, 2010.

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

During the year ended August 31, 2008, the Company sold 1,205,000 shares of common stock at $0.05 per share through a public offering that was exempt from registration under Regulation A, promulgated under the Securities Act of 1933. The gross proceeds of the offering were $60,250. The Company did not issue any shares during the period ended May 31, 2010.

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

We incurred operating expenses in the amount of $7,807 for the three-month period ended May 31, 2010, which is an increase from $3,889 for the same period last year due to the increase of consulting costs.

We incurred operating expenses in the amount of $18,408 for the nine-month period ended May 31, 2010, which is comparable with the amount of $19,363 for the same period last year.

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

As of May 31, 2010 we had total assets of $2,075 comprised of $2,056 in prepaid expenses and $19 in cash. We do not presently have any mineral interests.

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

                         PART II.     OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

Castmor Resources Ltd. is not a party to any material legal proceedings and to the best of the knowledge of our management, no such proceedings are threatened or contemplated.

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

                                             CASTMOR RESOURCES LTD.




Date: July 14, 2010                          /s/ Alfonso Quijada
                                             Alfonso Quijada
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer