Form 10-Q/A
period 2010-05-31
Castmor Resources LTD
filed 2010-07-13
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

As of July 13, 2010, the registrant had 12,435,000 shares of its Common Stock outstanding.

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

                                             CASTMOR RESOURCES LTD.




Date: July 13, 2010                          /s/ Alfonso Quijada
                                             Alfonso Quijada
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer