Form 10-K
period 2010-08-31
Castmor Resources Ltd
filed 2010-11-29
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                   For the fiscal year ended August 31, 2010

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

                         427 Princess Street, Suite 406
                             Kingston, ON  K7L 5S9
                    (Address of principal executive offices)

Registrant's telephone number, including area code:     (613) 617-5107

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

As of November 26, 2010, the registrant had 12,487,000 shares of its Common Stock outstanding.

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

                                     PART I

ITEM 1.     BUSINESS

BACKGROUND

We were incorporated in the State of Nevada on June 27, 2005, as a mineral exploration company. Our office is located at 427 Princess Street, Suite 406, Kingston, ON K7L 5S9. Our telephone number is 613.617.5107. Our facsimile number is 613.383.0247. We have no subsidiaries.

We have not commenced business operations. To date, our activities have been limited to organizational matters, acquiring our mineral claims, researching our claims and the preparation of our securities filings. Our assets are limited to our mineral claims, the acquisition of which have been recorded as an expense in our financial statements in accordance with our accounting policy.

By a Transfer of Mineral Disposition dated November 7, 2005, from our attorney, Thomas Mills, we acquired a 100% interest in the White Bear Arm Property: two non-contiguous mineral exploration licenses (license numbers 011117M and 011400M) comprising 17 claims located along south-eastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 425 hectares (1,054.8 acres).

One of the licenses (license number 011300M), comprising eight claims, was inadvertently allowed to expire and was cancelled on January 24, 2007. We reacquired a 100% interest in the same eight claims under a new mineral license (license number 013632M) by a Transfer of Mineral Disposition dated July 16, 2007, from Mr. Mills.

In 2009, due to a lack of capital we allowed our mineral claims to expire and they were subsequently cancelled.

In February 2010, our management was approached by Cage Wars Championship Ltd., a company organized under the laws of the United Kingdom ("Cagewars") about the prospect of merging Cagewars with Castmor. Cagewars is engaged in the business of organizing and promoting mixed martial-arts competitions throughout the United Kingdom. Given our lack of capital at the time, our management determined that it would be in the shareholders' best interests to agree to the merger. On March 8, 2010, we entered into a material definitive agreement with Christopher Kelly and Patrick Mooney, both of Northern Ireland, to acquire all the issued and outstanding shares of Cagewars. The closing of the acquisition was to take place on April 19, 2010. Prior to closing, our management determined that it would be in the best interests of our shareholders for Castmor to continue pursuing its mineral exploration business. On April 15, 2010, the Company mutually agreed with Cagewars to cancel the merger and rescind the material definitive agreement.

On August 19, 2010, a shareholder owning a majority of our issued and outstanding common stock approved by written consent to action a reverse split of the Company's issued authorized common stock whereby every five shares of the Company's common stock before the reverse split was consolidated into one common share (the "Reverse Split"). As a result of the Reverse Split, the Company's issued and outstanding common stock was reduced from 12,435,000 shares to 2,487,000 shares.

On September 20, 2010, we reacquired from Thomas Mills a 100% interest in the White Bear Arm Property under new mineral licenses (license nos. 017985M and 017987M) by a Transfer of Mineral Disposition dated September 20, 2010. The mineral licenses underlying the White Bear Arm Property are registered with the Government of Newfoundland and Labrador and are presently in good standing.

On September 22, 2010, a change in control occurred when we issued 10,000,000 shares of our common stock to Thomas Mills at a price of $0.005 per share for total cash proceeds of $50,000 paid from his personal funds. As a result of this transaction, Mr. Mills now beneficially owns 81% of our issued and outstanding common stock and thereby controls us.

OUR BUSINESS

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

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the White Bear Arm Property. Upon completion of each phase of exploration, we will make a decision as to whether or not we will proceed with each successive phase based upon the analysis of the results of that program. Our Board of Directors will make this decision based upon the recommendations of an independent geologist who will oversee the program and record the results.

We presently have no known reserves of any type of mineral. We plan to conduct appropriate exploration work on the White Bear Arm Property in order to ascertain whether it possesses commercially exploitable reserves of valuable minerals. There can be no assurance that commercially exploitable reserves of valuable minerals exist on the White Bear Arm Property or that we will discover them, if they exist. If we are unable to find reserves of valuable minerals or we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, then we may cease operations and our shareholders may lose their investment.

Even if Phase I of our exploration program identifies high priority geological targets suitable for a Phase II diamond drilling program, we will need to raise additional funding to finance the Phase II drilling program and any additional drilling and engineering studies that are required before we will know if we have commercially exploitable reserves of valuable minerals. We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

MINERAL CLAIMS

The White Bear Arm Property consists of two non-contiguous mineral exploration licenses comprising a total of 17 claims having a total area of 425 hectares (mineral rights license numbers 017985M and 017987M), wholly owned by us. We hold all of our mineral titles free and clear of any encumbrances or liens.

The following table sets out all the mineral exploration licenses that currently compose the White Bear Arm Property.

---------------------------------------------------------------------------------------------------
MINERAL                                                                 NATIONAL
EXPLORATION                                 NUMBER                   TOPOGRAPHIC
LICENSE                                         OF            AREA    SERIES MAP
NUMBER       LICENSEE HOLDER                CLAIMS      (HECTARES)         SHEET       STAKING DATE
---------------------------------------------------------------------------------------------------
017985M      Castmor Resources Ltd. (100%)       9             225        13A/16  September 3, 2010
017987M      Castmor Resources Ltd. (100%)       8             200  13A/16, 3D13  September 3, 2010
---------------------------------------------------------------------------------------------------
             TOTALS                             17             425
                                                    (1,054.8 acres)
===================================================================================================

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

Under Newfoundland law, our mineral licenses may be held for one year after the date of Issuance Date, and thereafter from year to year if, on or before the anniversary date, we perform assessment work on the underlying claims having a minimum value of not less than C$200 per claim in the first year, C$250 per claim in the second year, and C$300 per claim in the third year. If we are unable to complete the assessment work required to be done in any twelve month period, we can maintain our claims in good standing by posting a cash security deposit for the amount of the deficiency. When the deficient work is completed and accepted the security deposit will be refunded. Otherwise, the security deposit will be forfeited. If we do not comply with these maintenance requirements, then we will forfeit our claims at the end of the anniversary date for each respective claim. All of our claims are presently in good standing.

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

ANATECTIC:  Having melted from pre-existent rock.

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

HIGH PRIORITY TARGET: an identified claim position for which there is sufficient indication of economic geological value to support further exploration.

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

Geological mapping and compilation was completed by the Newfoundland and Labrador Department of Mines and Energy. In the most recent mapping, completed in 1988, the White Bear Arm Complex ("WBAC") is described as being composed of gabbronorite, olivine gabbronorite and troctolite, together with lesser monzonite and metamorphic derivatives that in the south are strongly deformed and metamorphosed to amphibolite intercalated with metasedimentary gneiss of the Paradise River Metasedimentary Gneiss Belt (PRMBGB). Pronounced Ni, Co and Cu lake bottom anomalies were also noted in the eastern end of the WBAC An assay of 0.15% Cu and 0.13% Ni was historically returned from a gossan at Mountain Brook in the WBAC.

LOCATION AND ACCESS

The White Bear Arm Property is located approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada. The mineral licenses composing the White Bear Arm Property straddle the boundary between National Topographic Series map sheets 13A/16 and 3D/13. The property is approximately five kilometers from tidewater.

Charlottetown, located 290 kilometers east-southeast of the town of Goose Bay, has a gravel air strip for scheduled air traffic, and is serviced by chartered float plane and scheduled coastal boat traffic during ice free months (June to October). The town has a motel, and some supplies and services can be procured there.

The White Bear Arm Property is accessible by helicopter for the purpose of an initial assessment.

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

LOCAL GEOLOGY

Detailed geology in the vicinity of the White Bear Arm Property was extrapolated from work completed by Noranda Mining and Exploration Inc. Underlying the area, the principal lithology is a quartzofeldspathic, frequently garnetiferous (some samples contain up to 50% garnet), meta-sedimentary gneiss. The gneiss is foliated uniformly, trends towards the northwest, and is steeply dipping. The outcrop consists of banded pink and black, fine-grained garnet-biotite gneiss.

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

PROPOSED EXPLORATION PROGRAM

Our management intends to explore the White Bear Arm Property for commercially producible deposits of nickel, copper and industrial minerals such as garnet. We intend to implement a two-phase exploration program to further evaluate the property. An estimated budget for our exploration program is set out in the following table:

--------------------------------------------------------------------------
PHASE I
--------------------------------------------------------------------------

Geologist, sampling and mapping supervision                       $  2,700
Geological assistant                                              $  1,500
Rock, stream sediment and till sampling                           $  2,500
Room and board lodging in Charlottetown                           $  1,000
Transportation from Goose Bay to project area                     $ 13,500
Permits, fees, filings, insurance and other administrative items  $  1,000
Reports and maps                                                  $  1,000
Overhead                                                          $  3,480
--------------------------------------------------------------------------

TOTAL PHASE I COSTS:                                              $ 26,680
--------------------------------------------------------------------------

PHASE II
--------------------------------------------------------------------------

Diamond Drilling and Core Sampling                                $170,000
Overhead                                                          $ 25,500
--------------------------------------------------------------------------

TOTAL PHASE II COSTS:                                             $195,500
--------------------------------------------------------------------------

TOTAL PROGRAM COSTS:                                              $222,180
==========================================================================

Actual project costs may exceed our estimates.

We have sufficient capital to complete Phase I of our exploration program, but we have insufficient funds to begin Phase II. If Phase I of our exploration program identifies high priority targets for further exploration in Phase II, then we will be required to raise additional financing to fund Phase II. Subject to financing, we expect to complete Phase II within 12 months of obtaining our Phase I results.

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

EMPLOYEES

We currently have no employees other than our sole officer and director, who has not been paid for his services. We do not have any employment agreements with our sole officer and director. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors.

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

PROPERTY

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade under the symbol "CASL" on the OTCQB. Very limited trading activity has occurred during the past two years with our common stock; therefore, only limited historical price information is available. The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by Pink OTC Markets Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

                         -------------------------------
                         QUARTER ENDED       HIGH    LOW
                         -------------------------------
                         August 31, 2010    $0.05  $0.02
                         May 31, 2010           -      -
                         February 28, 2010      -      -
                         November 30, 2009      -      -
                         August 31, 2009        -      -
                         May 31, 2009       $0.25  $0.25
                         February 28, 2009  $0.25  $0.25
                         November 30, 2008  $0.25  $0.10
                         -------------------------------

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On September 22, 2010, we issued 10,000,000 shares of our common stock at a price of $0.005 per share to one purchaser for total cash proceeds of $50,000. The shares were issued without registration in reliance on an exemption provided by Rule 903 of Regulation S promulgated under the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR PLAN OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "DESCRIPTION OF BUSINESS" AND ELSEWHERE IN THIS ANNUAL REPORT.

OVERVIEW

Our business plan is to explore the White Bear Arm Property to determine whether it contains commercially exploitable reserves of valuable minerals. We intend to proceed with Phase I of our proposed exploration program. Phase I will consist of expanded geological mapping, and geochemical sampling that will cover previously established grid areas, as well as other prospective sites that may be developed to delineate either base metals or industrial minerals.
Geochemical sampling will include rock, stream sediment and till sampling. Several airborne electromagnetic anomalies will be re-verified on the ground and mapped for size and extent. If Phase I develops any high priority targets for further exploration, then we will proceed with Phase II of the proposed exploration program, consisting of 800 to 1000 metres of diamond drilling, mobilized to the nearest road by truck, then helicopter-supported from that point. We anticipate that Phase I will cost approximately $26,680 while Phase II would cost approximately $195,500. To date, we have not commenced exploration on the White Bear Arm Property.

We expect that Phase I of our exploration program will be concluded by July 30, 2011. During Phase I we will retain a consulting geologist to review all past exploration data relating to the White Bear Arm Property and plot relevant information on a map. This is known as geological mapping. Based on this mapping, the geologist will choose property areas that are most likely to host economic mineralization. He will then conduct a sampling program focusing on these property areas by gathering rock and soil samples from the identified areas that appear to contain mineralization. The samples will be sent to a laboratory for mineral analysis. By August 31, 2011, we should receive the results of the sample analysis and be able to determine which property areas, if any, contain significant mineralization.

If the results of Phase I warrant further exploration, we plan to commence Phase II of the exploration program in September 2011. Phase II will take approximately three months to complete and will consist of using heavy equipment to drill up to five holes to a depth of 200 meters. Drilling locations will be determined by analyzing the results of the Phase I sampling program. Cylinders of rock will be removed from the drill holes and sent to a laboratory for mineral analysis. Results will indicate the presence of any minerals below the property surface.

We have sufficient capital to complete Phase I of our exploration program, but we have insufficient funds to begin Phase II. If Phase I of our exploration program identifies high priority targets for further exploration in Phase II, then we will be required to raise additional financing to fund Phase II. Subject to financing, we expect to complete Phase II within 12 months of obtaining our Phase I results.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

Our sole officer and director has other outside business activities and will only be devoting approximately six hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our Company over the next 12 months because all exploratory work is being performed by an outside consultant. If, however, the demands of our business require more time of our sole officer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business. He may, however, not be able to devote sufficient time to the management of our business, as and when needed.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our exploration program.

We do not have plans to purchase any significant equipment or to hire any employees during the next 12 months, or until we have proved reserves.

We have not earned revenue since inception and we presently have no proven or probable mineral reserves. There is no assurance that our mineral claims contain commercially exploitable reserves of valuable minerals. Since inception, we have suffered recurring losses and net cash outflows from operations, and our activities have been financed from the proceeds of share subscriptions and loans from management and non-affiliated third parties. We expect to continue to incur substantial losses to implement our business plan. We have not established any other source of equity or debt financing and there can be no assurance that we will be able to obtain sufficient funds to implement our business plan. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a going concern, then our investors may lose all of their investment.

RESULTS OF OPERATIONS

Our business is in the early stage of exploration. Since inception on June 27, 2005 we have not earned any revenue and we have not identified any commercially exploitable reserves of valuable minerals on our property. We do not anticipate earning revenue until such time as we have entered into commercial production of the White Bear Arm Property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable reserves of valuable minerals on the White Bear Arm Property, or that if such resources are discovered that we will commercially produce them.

We posted an operating loss of $27,180 for the fiscal year ended August 31, 2010, due to consulting fees of $12,336, professional fees of $11,258, office expenses of $2,780 and other expenses of $806. This was a slight decrease from the operating loss of $28,906 for the previous fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

On August 30, 2010, we received a deposit of $50,000 from Thomas Mills with respect to a private placement of 10,000,000 shares of our common stock to Mr. Mills at a price of $0.005 per share (the "Private Placement"). The closing of the Private Placement took place on September 22, 2010 with the execution of a subscription agreement by Mr. Mills.

On August 31, 2010, we received a deposit of $50,000 with respect to a debt financing by Moneris Capital LP that closed on September 21, 2010 with the issuance by Castmor of a promissory note (the "Loan"). The Loan is due and payable on September 21, 2011 and accrues interest from September 21, 2010 at the rate of 20% per annum, calculated semi-annually, payable on the due date. We may repay the Loan in whole or in part at any time prior to the due date.

Since the respective completion of the Private Placement and the Loan did not take place until after our fiscal year end, we have recorded the respective deposits as of August 31, 2010 as current liabilities.

As of August 31, 2010, we had total assets of $92,838 comprised of $29,032 in cash and $63,806 in prepaid expenses. This reflects an increase of the value of our total assets from $17,707 on August 31, 2009, due to the Private Placement and the Loan.

As of August 31, 2010, our total liabilities increased to $54,934 from $2,623 as of August 31, 2009. The increase was primarily due to the Loan received.

As a result of our recent financing activities, we have sufficient working capital to maintain our present level of operations for the next 12 months and to complete Phase I of our proposed exploration program, but not Phase II. We will be required to seek additional funding in order to complete Phase II of our exploration program.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                             CASTMOR RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)



       FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders' Equity
Statements of Operations and Comprehensive Loss
Statements of Cash Flows
Notes to Financial Statements

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



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Board  of  Directors  and  Stockholders  of

CASTMOR  RESOURCES  LTD.
(An  exploration  stage  company)

We have audited the accompanying balance sheets of Castmor Resources Ltd. (an exploration stage company) as at August 31, 2010 and 2009 and the related statements of stockholders' equity, operations and comprehensive loss, and cash flows for the years then ended and for the period from June 27, 2005 (date of inception) to August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from June 27, 2005 (date of inception) to August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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






Vancouver, Canada                                             "Chang Lee LLP"
November  26,  2010                                       Chartered  Accountants


CASTMOR RESOURCES LTD.
(An exploration stage company)

Balance Sheets
August 31, 2010
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------
                                                                       August 31  August 31
                                                                            2010       2009
-------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                              $ 29,032   $ 17,707
Prepaid expenses                                                         63,806          -
-------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $ 92,838   $ 17,707
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                               $  4,934   $  2,623

Long-term Liabilities
PROMISSORY NOTE (NOTE 4)                                                 50,000          -
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                        54,934      2,623
-------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
Authorized:
     100,000,000 preferred shares at a par value of $0.0001 per share
          Issued and outstanding:  Nil
     900,000,000 common shares with a par value of $0.0001 per share
          Issued and outstanding:  2,487,000 common shares                  249        249
                                  (August 31, 2009:  2,487,000)

ADDITIONAL PAID-IN CAPITAL      79,631   79,631
SHARE SUBSCRIPTIONS RECEIVED                                             50,000          -

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                      (91,976)   (64,796)
-------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                               37,904     15,084
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 92,838   $ 17,707
===========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Stockholders' Equity
For the period from June 27, 2005 (inception) to August 31, 2010
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                               Additional          Share       during  stockholders'
                                           Preferred Stock      Common Stock      paid-in  subscriptions  exploration         equity
                                            Shares  Amount     Shares  Amount     capital       received        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for settlement
of debt July 16, 2005 ($0.0001 per share)        -  $    -  2,060,000  $  206  $      824  $          -   $  1,030     $          -

Loss and comprehensive loss for the period       -       -          -       -           -             -     (1,914)          (1,914)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                         -       -  2,060,000  $  206  $      824  $          -   $ (1,914)    $       (884)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
October 25, 2005 ($0.02 per share)               -  $    -    150,000  $   15  $   14,985  $          -   $      -     $     15,000

Issuance of common stock for settlement
of debt October 31, 2005 ($0.02 per share)       -  $    -     36,000  $    4  $    3,596  $          -   $  3,600     $          -

Loss and comprehensive loss for the year         -       -          -       -           -        (9,537)    (9,537)               -
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                         -  $    -  2,246,000  $  225  $   19,405  $          -   $(11,451)    $      8,179
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year         -       -          -       -           -        (5,404)    (5,404)               -
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                         -  $    -  2,246,000  $  225  $   19,405  $          -   $(16,855)    $      2,775
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
November 30, 2007 ($0.05 per share)              -  $    -    241,000  $   24  $   60,226  $          -   $ 60,250     $          -

Loss and comprehensive loss for the year         -       -          -       -           -        (5,404)    (5,404)               -
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                         -  $    -  2,487,000  $  249  $   79,631  $          -   $(35,890)    $     43,990
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year         -       -          -       -           -       (28,906)   (28,906)               -
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2009                         -  $    -  2,487,000  $  249  $   79,631  $          -   $(64,796)    $     15,084
------------------------------------------------------------------------------------------------------------------------------------

Share subscriptions received                     -  $    -          -  $    -  $        -  $     50,000   $      -     $     50,000

Loss and comprehensive loss for the year         -       -          -       -           -       (27,180)   (27,180)               -
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2010                         -  $    -  2,487,000  $  249  $   79,631  $     50,000   $(91,976)    $    (37,904)
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


CASTMOR RESOURCES LTD.
(A exploration stage company)

Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)
----------------------------------------------------------------------------------------------------------
                                                       Cumulative from
                                                         June 27, 2005
                                                        (inception) to         Year ended       Year ended
                                                       August 31, 2010    August 31, 2010  August 31, 2009
----------------------------------------------------------------------------------------------------------
EXPENSES

Bank charges                                          $            438   $           121   $           69
Consulting fees                                                 13,699            12,336              965
Interest expense                                                 2,336                 -                -
Office expenses                                                  9,879             2,780              944
Professional fees                                               50,272            11,258           18,340
Resource property acquisition and exploration costs              5,000                 -                -
Transfer expenses                                                2,283               685              519
Write-off mineral deposit                                        8,069                 -            8,069
----------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                            91,976            27,180           28,906
----------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $        (91,976)  $       (27,180)  $      (28,906)
----------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                         $         (0.01)  $        (0.01)
==========================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                            2,487,000        2,487,000
==========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------
                                                                    Cumulative from
                                                                      June 27, 2005
                                                                     (inception) to        Year ended        Year ended
                                                                   Augusts 31, 2010   August 31, 2010   August 31, 2009
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                                          $        (91,976)  $       (27,180)  $       (28,906)

Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses                                   (63,806)          (63,806)                -
- (increase) decrease in security deposit                                         -                 -             8,069
- increase (decrease) in accounts payable and accrued liabilities              4,934            2,311            (3,005)
------------------------------------------------------------------------------------------------------------------------

NET CASH (USED IN) OPERATING ACTIVITIES                                    (150,848)          (88,675)          (23,842)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from promissory note                                                50,000            50,000                 -
Proceeds from share subscriptions received                                   50,000            50,000                 -
Proceeds from issuance of common stock                                       79,880                 -                 -
------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   179,880           100,000                 -
------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             29,032            11,325           (23,842)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    -            17,707            41,549
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $         29,032   $        29,032   $        17,707
========================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                                      $          2,336   $             -   $             -
========================================================================================================================

Income taxes paid                                                  $              -   $             -   $             -
========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Castmor Resources Ltd. (hereinafter "the Company") was incorporated in the State of Nevada, U.S.A., on June 27, 2005. The Company's fiscal year end is August 31.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercially minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. In 2005, the Company acquired mineral interests in two non-contiguous properties located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada. In 2009, the Company's interest in these mineral properties were forfeited. On September 20, 2010, the Company reacquired its interest in the mineral properties.

Effective August 19, 2010, we effected a five (5) for one (1) share reverse split of our authorized and issued and outstanding common stock. As a result of the reverse split, the Company's issued and outstanding common stock was reduced from 12,435,000 shares to 2,487,000 shares.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $91,976 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.


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

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at August 31, 2010 and 2009, there were no cash equivalents.

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

Foreign  Currency  Transactions

The Company is located and operating outside of the United States of America. The Company's functional currency and reporting currency, is U.S. Dollars. At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Fair  Value  of  Financial  Instruments

ASC 820 "Fair Value Measurements and Disclosures" requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:
Level  1  - Quoted prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The Company's financial instruments include cash and cash equivalents, accounts payable and accrued liabilities and promissory notes. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

Mineral  Property  Payments  and  Exploration  Costs

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. The Company assesses the carrying costs for impairment when indicators of impairment exist. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the reserve.

Mineral property exploration and development costs are expensed as incurred until the establishment of economically viable reserves.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Assets  Retirement  Obligations

The Company has adopted ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at August 31, 2010 and 2009, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the period ended August 31, 2010 and 2009.

Comprehensive  Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the years ended August 31, 2010 and 2009.

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

New  Accounting  Pronouncements

In April 2009, the FASB issued an update to ASC 820, "Fair Value Measurements and Disclosures", relating to providing guidance on when the volume and level of activity for the asset or liabilities have significantly decreased and identifying transactions that are not orderly. The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. The update also affirms the objective of fair value measurement, as stated in ASC 820, which is to reflect how much an asset would be sold in an orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The Company adopted this Statement in the current fiscal year without significant financial impact.

In April 2009, the FASB issued an update to ASC 825, "Financial Instruments", to require interim disclosures about the fair value of financial instruments. This update enhances consistency in financial reporting by increasing the frequency of fair value disclosures of those assets and liabilities falling within the scope of ASC 825. The Company adopted this update in the current fiscal year without significant impact to the financial statements.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

New  Accounting  Pronouncements

In April 2009, ASC 320, "Investments - Debt and Equity", amends current other-than-temporary guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to credit and noncredit components impaired debt securities that are not expected to be sold. Also, the Statement increases disclosures for both debt and equity securities regarding expected cash flows, securities with unrealized losses and credit losses. The Company adopted this Statement in the current fiscal year without significant impact to the financial statements.

In April 2009, the FASB issued an update to ASC 805, "Business Combinations", that clarifies and amends ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination. The Company adopted this Statement in the current fiscal year without significant impact to the financial statements.

In May 2009, the FASB issued ASC 855, "Subsequent Events". This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued. The Company adopted this Statement in the current fiscal year.

In June 2009, the FASB issued ASC 860, "Transfers and Servicing". This Standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in Statement of Financial Accounting Standards No. 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Early application is prohibited. The Company does not anticipate any significant financial impact from adoption of ASC 860.

On July 1, 2009, the FASB officially launched the FASB ASC 105, "Generally Accepted Accounting Principles", which established the FASB Accounting Standards Codification ("the Codification"), as the single official source of authoritative, nongovernmental, US GAAP, in addition to guidance issued by the Securities and Exchange Commission. The Codification is designed to simplify US GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as "ASC". Implementation of the Codification did not have any impact on the Company's financial statements.

In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, "Fair Value Measurements and Disclosures (Topic 820 - Measuring Liabilities at Fair Value)". This ASU clarifies the fair market value measurement of liabilities. In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach. ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued ASU No. 2009-12, "Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value Per Share (or its equivalent)". This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted. Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In January 2010, the FASB issued an update to the Fair Value topic. This update requires new disclosures for (1) transfers in and out of levels 1 and 2, and (2) activity in level 3, by requiring the reconciliation to present separate information about purchases, sales, issuance, and settlements. Also, this update clarifies the disclosures related to the fair value of each class of assets and liabilities and the input and valuation techniques for both recurring and nonrecurring fair value measurements in levels 2 and 3. the effective date for the disclosures and clarifications is for the interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which is effective for fiscal years beginning after December 15, 2010. This update is not expected to have a material impact on the Company's financial statements.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recent  Accounting  Pronouncements  (continued)

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASC No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010. The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company's financial statements ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of ASU No. 2010-13 is not expected to have a material impact on the Company's financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

NOTE  3  -  MINERAL  PROPERTY  INTEREST

On October 31, 2005 the Company acquired a 100% interest in two non-contiguous mineral claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada. The claims were acquired from Mr. Thomas Mills for a consideration of $4,250 CAD which covered an exploration program security deposit and staking and other related costs of $401 (CAD$450) and $3,199 (CAD$3,800), respectively. The Company expensed the staking and other related costs of $3,199 in connection with the acquisition of the mineral claims.

One of the licenses comprising eight claims, was inadvertently allowed to expire and was cancelled on January 24, 2007. The Company reacquired a 100% interest in the same eight claims under a new mineral license by a Transfer of Mineral Disposition dated July 16, 2007, from Mr. Thomas Mills, for $505 CAD. The Company expensed the entire cost of reacquiring the mineral claims.

Up to August 31, 2009, the Company has paid $8,069 towards a security deposit on its exploration program. The Company was required to incur total exploration expenditures of CAD$13,500 for the above noted mineral claims before July 13, 2009. The Company failed to do so, or to pay any further deposit on exploration activities with the mining division of Labrador Canada. As a result, the Company has forfeited its mineral claims and wrote off the prepaid security deposit in the amount of $8,069 in 2009.

On September 20, 2010, the Company reacquired a 100% interest in the same two non-contiguous mineral claims that it originally acquired on October 31, 2005 and subsequently forfeited. These two non-contiguous mineral claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada. The claims were acquired from Mr. Thomas Mills for a cash consideration of $10,000. Mr. Mills became a controlling shareholder of the Company on September 22, 2010.

NOTE  4  -  PROMISSORY  NOTE

On August 31, 2010, the Company received advances of $50,000 from a third party, to whom the Company issued a promissory note for the same amount on September 21, 2011. The promissory note is due and payable on September 21, 2011 and accrues interest from September 21, 2010 at the rate of 20% per annum, calculated semi-annually, payable on the due date. The Company may redeem the promissory note in whole or in part at any time prior to the due date. As of August 31, 2010, the Company has made no repayment in respect of the promissory note.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

See  Note  3  and  Note  9.

Included in the prepaid expenses as of August 31, 2010, $10,100 was prepaid to Moneris Corporate Services Ltd. ("Moneris"), a consulting firm controlled by mother of the major shareholders (after the private placement on September 22, 2010).

Included in the accounts payable and accrued liabilities as of August 31, 2010, $1,229 (September 30, 2009 - $1,229) was due to Moneris and $1,852 (September 30, 2009 - $280) was due to the major shareholder for the advanced operating expenses.

NOTE  6  -  PREFERRED  AND  COMMON  STOCK

The Company has 100,000,000 shares of preferred stock authorized and none issued.

The Company has 900,000,000 shares of common stock authorized, of which 2,487,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

NOTE  7  -  INCOME  TAXES

At August 31, 2010, the Company had deferred tax assets of approximately $32,200 principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at August 31, 2010. A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

-------------------------------------------------------------------------------
                                               August 31, 2010  August 31, 2009
-------------------------------------------------------------------------------
Net loss before income taxes                   $        27,180  $        28,905

Income tax recovery at statutory rates of 35%            9,513           10,117
Unrecognized benefits of non-capital losses             (9,513)         (10,117)
Total income tax recovery                      $             -  $             -
-------------------------------------------------------------------------------

The significant components of the deferred tax asset at August 31, 2010 and 2009 were as follows:
-------------------------------------------------------------------------------
                                            August 31, 2010     August 31, 2009
-------------------------------------------------------------------------------
Net operating loss carryforwards            $       32,200      $        22,700
Valuation allowance                                (32,200)             (22,700)
Net deferred tax asset                      $            -      $             -
-------------------------------------------------------------------------------

At August 31, 2010, we had net operating loss carryforwards of approximately $92,000, which expire in the year 2026 through 2030.

NOTE  8  -  SEGMENT  INFORMATION

The  Company  currently  conducts  all  of  its  operations  in  Canada.

NOTE  9  -  SUBSEQUENT  EVENTS

See Note 3.

On September 22, 2010, the Company completed a private placement of 10,000,000 shares of the Company's common stock to Thomas Mills at a price of $0.005 per share for gross proceeds of $50,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountants since our inception.

ITEM 9A.     CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of August 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2010, the Company's disclosure controls and procedures were not effective:

1. The Company presently has only one officer and no employees. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no one to review control documentation and no control documentation is being produced.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based solely on the material weaknesses described below, our management has concluded that, as of August 31, 2010, the Company's internal control over financial reporting was not effective. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of August 31, 2010:

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

3. We did not maintain proper segregation of duties for the preparation of our financial statements - As of August 31, 2010 the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

     a. Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

     b. Lack of control over preparation of financial statements, and proper application of accounting policies.

4. We lack sufficient information technology controls and procedures - As of August 31, 2010, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

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

--------------------------------------------------------------------------------
                                                                PERIOD SERVED AS
NAME             POSITION                                  AGE  DIRECTOR/OFFICER
--------------------------------------------------------------------------------
Alfonso Quijada  Chief Executive Officer,                   39   2007 to present
                 President, Chief Financial Officer
                 and a director
================================================================================

Alfonso Quijada has served as a director of Castmor Resources Ltd. since 2006. In 2010, he was appointed to the additional offices of Chief Executive Officer, President and Chief Financial Officer. Mr. Quijada has raised millions of dollars for private and public companies, including $1.8 million for Rhino Films and $2.5 million for an oil refinery in Bulgaria. From 1994 through to 1998 he was the founder and president of New World Artist Productions Inc., an international production company, focused primarily on live-productions and music development in Japan. He was the VP of Investor Relations for Tri-Gate Entertainment Inc. from 2000 to 2003. From 2002 to 2003, Mr. Quijada also headed up investor relations for TNR Gold Corp. Since 2003, he has served as an independent consultant, advising companies on corporate development and finance. From 2007 to 2009, he was the President, Chief Executive Officer and a director of Pickford Minerals, Inc. Ltd, an exploration company having mineral interests in Labrador, Canada.

The mailing address for all our officers and directors is 427 Princess Street, Suite 406, Kingston, ON K7L 5S9.

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

COMMITTEES  OF  THE  BOARD

All proceedings of the board of directors for the fiscal year ended August 31, 2010 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of November 10, 2010, information concerning ownership of the Company's securities by (i) each Director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to the Company to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

----------------------------------------------------------------------------
                                                        Beneficial Ownership
                                                         Common  Percentage
Name of Beneficial Owner                                 Shares    of class
----------------------------------------------------------------------------
Alfonso Quijada                                       1,800,000         14%
----------------------------------------------------------------------------
All directors and executive officers, as a group      1,800,000         14%
----------------------------------------------------------------------------
Thomas Mills                                         10,080,000         81%
----------------------------------------------------------------------------
All beneficial owners of more than 5% of
the Company's common stock, as a group               10,080,000         81%
============================================================================

The mailing address for all directors, executives officers and beneficial owners of more than 5% of our common stock is 427 Princess Street, Suite 406, Kingston, ON K7L 5S9.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

On August 30, 2010, we received a deposit of $50,000 from Thomas Mills with respect to a private placement of 10,000,000 shares of our common stock to Mr. Mills at a price of $0.005 per share (the "Private Placement"). The closing of the Private Placement took place on September 22, 2010 with the execution of a subscription agreement by Mr. Mills.

No other material related party transactions between Thrust and its officers, directors or control persons occurred during the fiscal year ended August 31, 2010.

ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2009 were $5,041.

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2010 will be approximately $5,500.

AUDIT  RELATED  FEES

For the fiscal years ended August 31, 2010 and 2009, the aggregate fees billed for assurance and related services by Chang Lee LLP relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $4,817 and $2,462, respectively.

TAX  FEES

For the fiscal years ended August 31, 2010 and 2009, the aggregate fees billed for tax compliance, by Chang Lee LLP were nil.

ALL  OTHER  FEES

For the fiscal years ended August 31, 2010 and 2009, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Chang & Lee is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

*    approved by our audit committee; or

* entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

                                    PART IV

ITEM 13.     EXHIBITS

--------------------------------------------------------------------------------
EXHIBIT  TITLE
--------------------------------------------------------------------------------
    3.1  Amended and Restated Articles of Incorporation, Castmor Resources Ltd.
    3.2  Amended and Restated Bylaws, Castmor Resources Ltd.
   14.1  Code of Ethics for Senior Financial Officers, Castmor Resources Ltd.
   31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CASTMOR  RESOURCES  LTD.



                                   By: /s/ Alfonso Quijada
                                   Alfonso  Quijada
                                   President,  Chief  Executive  Officer
                                   Chief  Financial  Officer,
                                   Principal  Accounting  Officer
                                   and  a  director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                     DATE


/s/ Alfonso Quijada  Chief Executive Officer, President,       November 26, 2010
Alfonso Quijada      ChiefFinancial Officer,
                     Principal Accounting Officer
                     & a director