Form 10-K/A
period 2010-08-31
Castmor Resources Ltd
filed 2010-11-30
CIK 1411179

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

Issuance of common stock for settlement
of debt July 16, 2005 ($0.0001 per share)        -  $    -  2,060,000  $  206  $      824  $          -   $      -     $      1,030

Loss and comprehensive loss for the period       -       -          -       -           -             -     (1,914)          (1,914)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                         -       -  2,060,000  $  206  $      824  $          -   $ (1,914)    $       (884)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
October 25, 2005 ($0.02 per share)               -  $    -    150,000  $   15  $   14,985  $          -   $      -     $     15,000

Issuance of common stock for settlement
of debt October 31, 2005 ($0.02 per share)       -  $    -     36,000  $    4  $    3,596  $          -   $      -     $      3,600

Loss and comprehensive loss for the year         -       -          -       -           -             -     (9,537)          (9,537)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                         -  $    -  2,246,000  $  225  $   19,405  $          -   $(11,451)    $      8,179
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year         -       -          -       -           -             -     (5,404)          (5,404)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                         -  $    -  2,246,000  $  225  $   19,405  $          -   $(16,855)    $      2,775
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
November 30, 2007 ($0.05 per share)              -  $    -    241,000  $   24  $   60,226  $          -   $      -     $     60,250

Loss and comprehensive loss for the year         -       -          -       -           -             -     (5,404)          (5,404)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                         -  $    -  2,487,000  $  249  $   79,631  $          -   $(35,890)    $     43,990
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year         -       -          -       -           -             -    (28,906)         (28,906)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2009                         -  $    -  2,487,000  $  249  $   79,631  $          -   $(64,796)    $     15,084
------------------------------------------------------------------------------------------------------------------------------------

Share subscriptions received                     -  $    -          -  $    -  $        -  $     50,000   $      -     $     50,000

Loss and comprehensive loss for the year         -       -          -       -           -             -    (27,180)         (27,180)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2010                         -  $    -  2,487,000  $  249  $   79,631  $     50,000   $(91,976)    $    (37,904)
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