Form 10-Q
period 2010-11-30
Castmor Resources Ltd
filed 2011-01-18
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2010

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

                   Issuer's telephone number: (613) 617-5107

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

As of January 14, 2011, the registrant had 12,487,000 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION


CASTMOR RESOURCES LTD.
(An exploration stage company)

Balance Sheets
November 30, 2010
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

------------------------------------------------------------------------------------------------------
                                                                              November 30   August 31
                                                                                     2010        2010
------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                     $    15,671   $  29,032
Prepaid expenses                                                                   14,649      63,806
------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                  $    30,320   $  92,838
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                            9,981       4,934
Promissory note - current (Note 4)                                                 52,014           -
------------------------------------------------------------------------------------------------------
                                                                                   61,995       4,934

LONG-TERM LIABILITIES
Promissory note (Note 4)                                                                -      50,000
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                  61,995      54,934
------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
Authorized:
    100,000,000 preferred shares at a par value of $0.0001 per share
        Issued and outstanding:  Nil
    900,000,000 common shares with a par value of $0.0001 per share
        Issued and outstanding:  12,487,000 common shares                           1,249         249
                                (August 31, 2010:  2,487,000)

ADDITIONAL PAID-IN CAPITAL                                                        128,631      79,631
SHARE SUBSCRIPTIONS RECEIVED                                                            -      50,000

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                               (161,555)    (91,976)
------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                        (31,675)     37,904
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $    30,320   $  92,838
======================================================================================================

The accompanying notes are an integral part of these financial statements.


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Stockholders' Equity
For the period from June 27, 2005 (inception) to November 30, 2010
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Deficit
                                                                                                          accumulated          Total
                                                                               Additional          Share       during  stockholders'
                                          Preferred Stock     Common Stock        paid-in  subscriptions  exploration         equity
                                          Shares  Amount     Shares    Amount     capital       received        stage   (deficiency)
Issuance of common stock for settlement        -  $    -   2,060,000  $   206  $     824   $          -   $        -   $      1,030
of debt July 16, 2005 ($0.0001 per share)

Loss and comprehensive loss for the period     -       -           -        -          -              -       (1,914)        (1,914)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                       -  $    -   2,060,000  $   206  $     824   $          -   $   (1,914)  $       (884)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash              -  $    -     150,000  $    15  $  14,985   $          -   $        -   $     15,000
October 25, 2005 ($0.02 per share)

Issuance of common stock for settlement        -  $    -      36,000  $     4  $   3,596   $          -   $        -   $      3,600
of debt October 31, 2005 ($0.02 per share)

Loss and comprehensive loss for the year       -       -           -        -          -              -       (9,537)        (9,537)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                       -  $    -   2,246,000  $   225  $  19,405   $          -   $  (11,451)  $      8,179
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year       -       -           -        -          -              -       (5,404)        (5,404)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                       -  $    -   2,246,000  $   225  $  19,405   $          -   $  (16,855)  $      2,775
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash,             -  $    -     241,000  $    24  $  60,226   $          -   $        -   $     60,250
November 30, 2007 ($0.05 per share)

Loss and comprehensive loss for the year       -       -           -        -          -              -      (19,035)       (19,035)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                       -  $    -   2,487,000  $   249  $  79,631   $          -   $  (35,890)  $     43,990
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year       -       -           -        -          -              -      (28,906)       (28,906)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2009                       -  $    -   2,487,000  $   249  $  79,631   $          -   $  (64,796)  $     15,084
------------------------------------------------------------------------------------------------------------------------------------

Share subscriptions received                   -  $    -           -  $     -  $       -   $     50,000   $        -   $     50,000

Loss and comprehensive loss for the year       -       -           -        -          -              -      (27,180)       (27,180)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2010                       -  $    -   2,487,000  $   249  $  79,631   $     50,000   $  (91,976)  $     37,904
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash,             -  $    -  10,000,000  $ 1,000     49,000   $    (50,000)  $        -   $          -
September 22, 2010 ($0.005 per share)

Loss and comprehensive loss for the period     -       -           -        -          -              -      (69,579)       (69,579)
------------------------------------------------------------------------------------------------------------------------------------

Balance, November 30, 2010                     -  $    -  12,487,000  $ 1,249  $ 128,631   $          -   $ (161,555)  $    (31,675)
====================================================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Operations and Comprehensive Loss
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------
                                                        Cumulative from
                                                          June 27, 2005     Three months ended
                                                         (inception) to  November 30  November 30
                                                      November 30, 2010         2010         2009
-------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                          $            524   $       86   $       45
Consulting fees                                                 24,847       11,148            -
Interest                                                         4,350        2,014            -
Office expenses                                                  9,915           36            -
Professional fees                                               96,787       46,515        5,041
Resource property acquisition and exploration costs             14,705        9,705            -
Transfer Expenses                                                2,358           75            -
Write-off mineral deposit                                        8,069            -            -
-------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                           161,555       69,579        5,086
-------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $       (161,555)  $  (69,579)  $   (5,086)
-------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                         $    (0.01)  $    (0.01)
=================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                      10,095,696    2,487,000
=================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------
                                                    Cumulative from
                                                      June 27, 2005
                                                     (inception) to           Three months ended
                                                  November 30, 2010  November 30, 2010  November 30, 2009
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                         $       (161,555)  $        (69,579)  $         (5,086)

Adjustment for item not involving cash:
- Accrued interest of promissory note                        2,014              2,014                  -

Changes in operating assets and liabilities
- increase (decrease) in prepaid expenses                  (14,649)            49,157                  -
- accounts payable and accrued liabilities                   9,981              5,047              4,925
---------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                     (164,209)           (13,361)              (161)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from promissory note                               50,000                  -                  -
Proceeds from issuance of common stock                     129,880                  -                  -
---------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  179,880                  -                  -
---------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            15,671            (13,361)              (161)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   -             29,032             17,707
---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $         15,671   $         15,671   $         17,546
=========================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
=========================================================================================================

Interest paid                                     $              -   $              -   $              -
=========================================================================================================
Income taxes paid                                 $              -   $              -   $              -
=========================================================================================================

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

Effective August 19, 2010, the Company effected a five (5) for one (1) share reverse split of our authorized and issued and outstanding common stock. As a result of the reverse split, the Company's issued and outstanding common stock was reduced from 12,435,000 shares to 2,487,000 shares.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $161,555 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at November 30, 2010 and August 31, 2010, there were no cash equivalents.

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

Mineral  Property  Payments  and  Exploration  Costs

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. The Company assesses the carrying costs for impairment when indicators of impairment exist. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated total recoverable proven and probable reserves..

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Assets  Retirement  Obligations

The Company has adopted ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at November 30, 2010 and August 31, 2010, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the periods ended November 30, 2010 and 2009.

Comprehensive  Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended November 30, 2010 and 2009.

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

On August 31, 2010, the Company received advances of $50,000 from a third party, to whom the Company issued a promissory note for the same amount on September 21, 2011. The promissory note is due and payable on September 21, 2011 and accrues interest from September 21, 2010 at the rate of 20% per annum, calculated semi-annually, payable on the due date. The Company may redeem the promissory note in whole or in part at any time prior to the due date. As of November 31, 2010, the Company has made no repayment in respect of the promissory note and accrued interest of $2,014.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

See  Note  3  and  Note  6.

Included in the prepaid expenses as of November 30, 2010, the amount $2,400 was prepaid to Moneris Corporate Services Ltd. ("Moneris"), a consulting firm controlled by mother of the major shareholder (after the private placement on September 22, 2010).

Included in the accounts payable and accrued liabilities as of November 30, 2010, $1,229 (August 31, 2010 - $1,229) was due to Moneris and $2,000 (August
31, 2010 - $1,852) was due to the major shareholder for the advanced operating expenses.

Included in the consulting expenses as of November 30, 2010, the amount $7,700 was incurred to Moneris.

NOTE  6  -  PREFERRED  AND  COMMON  STOCK

The Company has 100,000,000 shares of preferred stock authorized and none issued.

The Company has 900,000,000 shares of common stock authorized, of which 12,487,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

On September 22, 2010, the Company completed a private placement of 10,000,000 shares of the Company's common stock to Thomas Mills at a price of $0.005 per share for gross proceeds of $50,000.

NOTE  7  -  SEGMENT  INFORMATION

The  Company  currently  conducts  all  of  its  operations  in  Canada.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR PLAN OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

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

We have not commenced business operations. To date, our activities have been limited to organizational matters, acquiring our mineral claims, researching our claims, raising capital and the preparation of our securities filings. Our assets are limited to our mineral claims, the acquisition of which have been recorded as an expense in our financial statements in accordance with our accounting policy.

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

If the results of Phase I warrant further exploration, we plan to complete Phase II of the exploration program later in 2011, or during 2012. Phase II will take approximately three months to complete and will consist of using heavy equipment to drill up to five holes to a depth of 200 meters. Drilling locations will be determined by analyzing the results of the Phase I sampling program. Cylinders of rock will be removed from the drill holes and sent to a laboratory for mineral analysis. Results will indicate the presence of any minerals below the property surface.

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

We posted an operating loss of $69,579 for the three month period ended November 30, 2010, due to professional fees of $46,515, consulting fees of $11,148, resource acquisition costs of $9,705, interest expenses of $2,014 and other miscellaneous expenses of $197. This was an increase from the operating loss of $5,086 for the previous fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

On August 30, 2010, we received a deposit of $50,000 from Thomas Mills with respect to a private placement of 10,000,000 shares of our common stock to Mr. Mills at a price of $0.005 per share (the "Private Placement"). The closing of the Private Placement took place on September 22, 2010 with the execution of a subscription agreement by Mr. Mills.

On August 31, 2010, we received a deposit of $50,000 with respect to a debt financing by an unaffiliated third party that closed on September 21, 2010 with the issuance by Castmor of a promissory note (the "Loan"). The Loan is due and payable on September 21, 2011 and accrues interest from September 21, 2010 at the rate of 20% per annum, calculated semi-annually, payable on the due date.
We may repay the Loan in whole or in part at any time prior to the due date. As of November 30, 2010, the Loan has accrued $2,014 in interest. We have not made any payment in respect of the Loan.

As of November 30, 2010, we had total assets of $30,320 comprised of $15,671 in cash and $14,649 in prepaid expenses. This reflects a decrease of the value of our total assets from $92,838 on August 31, 2010.

As of November 30, 2010, our total liabilities increased to $61,995 from $54,934 as of August 31, 2010. The increase was primarily due to unpaid professional fees and accrued interest expense on promissory note.

As a result of our recent financing activities, we have sufficient working capital to maintain our present level of operations for the next 12 months and to complete Phase I of our proposed exploration program, but not Phase II. We will be required to seek additional funding in order to complete Phase II of our exploration program.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.
(i)
                         PART II.     OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

On September 22, 2010, we issued 10,000,000 shares of our common stock at a price of $0.005 per share to one purchaser for total cash proceeds of $50,000. The shares were issued without registration in reliance on an exemption provided by Rule 903(b)(3) of Regulation S promulgated under the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

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

                                             CASTMOR RESOURCES LTD.


Date: January 14, 2011                       /s/ Alfonso Quijada
                                             Alfonso Quijada
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer