Form 10-K/A
period 2010-08-31
Castmor Resources Ltd
filed 2011-02-25
CIK 1411179

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.     [X]

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

Mineral  Property  Payments  and  Exploration  Costs

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. The Company assesses the carrying costs for impairment when indicators of impairment exist. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserve.

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

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

We have also established and evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation. Nor have there have been any changes in our internal control over financial reporting during the last fiscal quarter. We do not intend to implement any changes to our internal control over financial reporting until there is a significant change in our level of operations and capital resources.

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

                                   CASTMOR  RESOURCES  LTD.



February 21, 2011                  By: /s/ Alfonso Quijada
                                   Alfonso  Quijada
                                   President,  Chief  Executive  Officer
                                   Chief  Financial  Officer,
                                   Principal  Accounting  Officer
                                   and  a  director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                     DATE


/s/ Alfonso Quijada  Chief Executive Officer, President,       February 21, 2011
Alfonso Quijada      ChiefFinancial Officer,
                     Principal Accounting Officer
                     & a director