Form 10-K/A
period 2010-08-31
Castmor Resources Ltd
filed 2011-03-24
CIK 1411179

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

CORPORATE HISTORY

We were incorporated in the State of Nevada on June 27, 2005, as a mineral exploration company.

By a Transfer of Mineral Disposition dated November 7, 2005, from Thomas Mills, we acquired a 100% interest in the White Bear Arm Property: two non-contiguous mineral exploration licenses (license numbers 011117M and 011400M) comprising 17 claims located along south-eastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 425 hectares (1,054.8 acres).

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

In February 2010, our management was approached by Cage Wars Championship Ltd., a company organized under the laws of the United Kingdom ("Cagewars") about the prospect of merging Cagewars with Castmor. Cagewars is engaged in the business of organizing and promoting mixed martial-arts competitions throughout the United Kingdom. Given our lack of capital at the time, our management determined that it would be in the shareholders' best interests to agree to the merger. On March 8, 2010, we entered into a material definitive agreement with Christopher Kelly and Patrick Mooney, both of Northern Ireland, to acquire all the issued and outstanding shares of Cagewars. The closing of the acquisition was to take place on April 19, 2010. Prior to closing, our management determined that it would be in the best interests of our shareholders for Castmor to continue pursuing its mineral exploration business. On April 15, 2010, we mutually agreed with Cagewars to cancel the merger and rescind the material definitive agreement.

On September 20, 2010, we reacquired a 100% interest in the 17 mineral claims originally composing the White Bear Arm Property under new mineral licenses (license nos. 017985M and 017987M) by a Transfer of Mineral Disposition dated September 20, 2010, from Thomas Mills. The mineral licenses underlying our claims are registered with the Government of Newfoundland and Labrador and are presently in good standing.

We have no subsidiaries.

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

We have not commenced business operations. To date, our activities have been limited to organizational matters, acquiring our mineral claims, researching our claims, raising capital and the preparation of our securities filings, including the registration statement of which this prospectus forms a part. Our assets are limited to our mineral claims, the acquisition of which have been capitalized in accordance with our accounting policy.

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

Even if Phase I of our exploration program identifies high priority geological targets suitable for a Phase II diamond drilling program, we will need to raise additional funding to finance the Phase II drilling program and any additional drilling and engineering studies that are required before we will know if we have commercially exploitable reserves of valuable minerals. The proceeds from this offering will not be sufficient to fund Phase II. We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

MINERAL CLAIMS

The White Bear Arm Property consists of two non-contiguous mineral exploration licenses comprising a total of 17 claims having a total area of 425 hectares (mineral rights licence numbers 017985M and 017987M), wholly owned by us. We hold all of our mineral titles free and clear of any encumbrances or liens.

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

Geological mapping and compilation was conducted by the Newfoundland and Labrador Department of Mines and Energy. In the most recent mapping, completed in 1988, the White Bear Arm Complex ("WBAC") is described as being composed of gabbronorite, olivine gabbronorite and troctolite, together with lesser monzonite and metamorphic derivatives that in the south are strongly deformed and metamorphosed to amphibolite intercalated with metasedimentary gneiss of the Paradise River Metasedimentary Gneiss Belt (PRMBGB). Pronounced Ni, Co and Cu lake bottom anomalies were also noted in the eastern end of the WBAC An assay of 0.15% Cu and 0.13% Ni was historically returned from a gossan at Mountain Brook in the WBAC.

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

The Phase I field program for 2011 is intended to allow for more effective assessment of past work, geological targets and geophysical anomalies. An expanded geological mapping and geological sampling program will cover previously established grid areas, as well as other prospective sites that may be developed to delineate either base metals or industrial minerals.
Geochemical sampling would include rock, stream sediment and till sampling. Several airborne electromagnetic anomalies will be re-verified on the ground and mapped for size and extent.

If the results of the Phase I exploration program identify claim positions for which there is sufficient indication of economic geological value to support further exploration ("high priority targets"), we will implement a Phase II diamond drilling program to follow-up such high priority targets. Phase II would include 800 to 1,000 metres of drilling, mobilized to the nearest road by truck, and helicopter supported from that point. Subject to financing, we expect Phase II to be completed later in 2011, or during 2012.

We have sufficient capital to complete Phase I of our exploration program, but we have insufficient funds to begin Phase II. The proceeds from this offering will not be sufficient to fund Phase II. If Phase I of our exploration program identifies high priority targets for further exploration in Phase II, then we will be required to raise additional financing to fund Phase II.

Both Phases of our proposed exploration program will be conducted under the supervision and direction of an independent consulting geologist, who will determine all protocols and procedures to be followed. We do not intend to engage the services of a geologist in respect of our exploration program until May 2011.

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

MANAGEMENT EXPERIENCE

Our management has no professional training or technical credentials in the exploration, development, or operation of mines. Consequently, we may not be able to recognize or take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Moreover, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. They may make mistakes in their decisions and choices that could cause our operations and ultimate financial success to suffer irreparable harm.

GEOLOGICAL AND TECHNICAL CONSULTANTS

Since our sole officer and director is inexperienced with exploration, we intend to retain qualified persons on a contract basis to perform the surveying, exploration, and excavating of the White Bear Arm Property as needed. We do not presently have any verbal or written agreement regarding the retention of any such person for the exploration program.

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

REGULATIONS

Our mineral exploration program is subject to the regulations of the Department of Natural Resources of the Province of Newfoundland & Labrador.

In the Province of Newfoundland and Labrador, any person who intends to conduct an exploration program must submit prior notice with a detailed description of the activity to the Department. An exploration program that may result in ground disturbance or disruption to wildlife habitat must have an Exploration Approval from the Department of Natural Resources before the activity can commence. Some exploration activities, such as bulk sampling and road construction, or activities in designated sensitive areas, may require registration for environmental assessment.

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

EMPLOYEES

We currently have no employees other than our sole officer and director, who has not been paid for his services and will not receive compensation from the proceeds of this offering. We do not have any employment agreements with our sole officer and director. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers or directors.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire, including a consulting geologist and a mining engineer. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The consulting geologist will evaluate the information derived from the exploration and excavation and the engineer will advise us on the economic feasibility of removing the mineralized material.

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

            MAP SHOWING THE LOCATION OF THE WHITE BEAR ARM PROPERTY



                              [GRAPHIC OMITED]

ITEM  3.     LEGAL  PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade under the symbol "CASL" on the OTC Markets' OTCQB. Very limited trading activity has occurred during the past two years with our common stock; therefore, only limited historical price information is available. The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by OTC Markets Group and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

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

We have sufficient capital to complete Phase I of our exploration program, but we have insufficient funds to begin Phase II. The proceeds from this offering will not be sufficient to fund Phase II. If Phase I of our exploration program identifies high priority targets for further exploration in Phase II, then we will be required to raise additional financing to fund Phase II. Subject to financing, we expect to complete Phase II within 12 months of obtaining our Phase I results.

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

Our sole officer and director has other outside business activities unrelated to our business and will only be devoting approximately six hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our Company over the next 12 months because all exploratory work is being performed by an outside consultant. If, however, the demands of our business require more time of our sole officer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business. He may, however, not be able to devote sufficient time to the management of our business, as and when needed.

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

LIQUIDITY AND CAPITAL RESOURCES

On August 30, 2010, we received a deposit of $50,000 from Thomas Mills with respect to a private placement of 10,000,000 shares of our common stock to Mr. Mills at a price of $0.005 per share (the "Private Placement"). The closing of the Private Placement took place on September 22, 2010 with the execution of a subscription agreement by Mr. Mills. Proceeds from the private placement were used to repay debt and to pre-pay operating expenses.

On August 31, 2010, we received a deposit of $50,000 with respect to a debt financing by Moneris Capital LP that closed on September 21, 2010 with the issuance by Castmor of a promissory note (the "Loan"). The Loan is due and payable on September 21, 2011 and accrues interest from September 21, 2010 at the rate of 20% per annum, calculated semi-annually, payable on the due date.
We may repay the Loan in whole or in part at any time prior to the due date. As of November 30, 2010, the Loan has accrued $2,014 in interest. We have not made any payment in respect of the Loan. The Proceeds from the loan were used to pay operating expenses, to acquire our mineral property and to pre-pay professional fees.

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
                                                       August 31, 2010    August 31, 2010  August 31, 2009
----------------------------------------------------------------------------------------------------------
EXPENSES

Bank charges                                          $            438   $           121   $           69
Consulting fees                                                 13,699            12,336              965
Interest expense                                                 2,336                 -                -
Office expenses                                                  9,879             2,780              944
Professional fees                                               50,272            11,258           18,340
Resource property exploration costs                              5,000                 -                -
Transfer expenses                                                2,283               685              519
Write-off mineral deposit                                        8,069                 -            8,069
----------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                            91,976            27,180           28,906
----------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $        (91,976)  $       (27,180)  $      (28,906)
----------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                         $         (0.01)  $        (0.01)
==========================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                            2,487,000        2,487,000
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

New  Accounting  Pronouncements  (continued)

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

Alfonso Quijada has served as a director of Castmor Resources Ltd. since 2006. In 2010, he was appointed to the additional offices of President and Treasurer. Mr. Quijada has raised millions of dollars for private and public companies, including $1.8 million for Rhino Films and $2.5 million for an oil refinery in Bulgaria. From 1994 through to 1998 he was the founder and president of New World Artist Productions Inc., an international production company, focused primarily on live-productions and music development in Japan. He was the VP of Investor Relations for Tri-Gate Entertainment Inc. from 2000 to 2003. From 2002 to 2003, Mr. Quijada also headed up investor relations for TNR Gold Corp. From 2007 to 2009, he was the President, Chief Executive Officer and a director of Pickford Minerals, Inc. Ltd, an exploration company having mineral interests in Labrador, Canada. Since 2003, Mr. Quijada has served as a self-employed independent consultant, assisting privately held companies with the development and implementation of corporate development growth plans and marketing initiatives, advising on corporate finance strategies and making recommendations on public relations activities. Mr. Quijada was a controlling shareholder of Castmor Resources Ltd. at the time of his appointment as a director and officer of the company. His experience in corporate development and finance is expected to benefit Castmor in its future capital raising activities.

The mailing address for all our officers and directors is 427 Princess Street, Suite 406, Kingston, ON K7L 5S9.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years none of our directors, executive officers, promoters or control persons have:

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

COMMITTEES OF THE BOARD

All proceedings of the board of directors for the fiscal year ended August 31, 2010 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Castmor does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Castmor does not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Alfonso Quijada, at the address appearing on the first page of this registration statement.

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

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

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

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the SEC, indemnification is against public policy, as expressed in the Securities Act and is, therefore, unenforceable.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us with respect to the fiscal year ended August 31, 2010, or written representations from certain reporting persons, we believe that our officers, directors and beneficial owners of more than 10% of a registered class of our equity securities have complied with all applicable filing requirements.

ITEM  11.     EXECUTIVE  COMPENSATION

To date we have no employees other than our officers and directors. No compensation has ever been awarded, earned or paid to any of our officers or directors. We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we have positive cash flows from operations.

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

----------------------------------------------------------------------------
                                                        Beneficial Ownership
                                                         Common  Percentage
Name of Beneficial Owner                                 Shares    of class
----------------------------------------------------------------------------
Alfonso Quijada                                       1,800,000         14%
----------------------------------------------------------------------------
All directors and executive officers, as a group      1,800,000         14%
----------------------------------------------------------------------------
Thomas Mills                                         10,080,000         81%
----------------------------------------------------------------------------
All beneficial owners of more than 5% of
the Company's common stock, as a group               11,880,000         95%
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

                                    PART IV

ITEM 13.     EXHIBITS

--------------------------------------------------------------------------------
EXHIBIT  TITLE
--------------------------------------------------------------------------------
    3.1  Amended and Restated Articles of Incorporation, Castmor Resources Ltd.
    3.2  Amended and Restated Bylaws, Castmor Resources Ltd.
   14.1  Code of Ethics for Senior Financial Officers, Castmor Resources Ltd.
   31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   99.1  Map showing the location of the White Bear Arm Property
--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CASTMOR  RESOURCES  LTD.



March 24, 2011                 By: /s/ Alfonso Quijada
                                   Alfonso  Quijada
                                   President,  Chief  Executive  Officer
                                   Chief  Financial  Officer,
                                   Principal  Accounting  Officer
                                   and  a  director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                     DATE


/s/ Alfonso Quijada  Chief Executive Officer, President,       March 24, 2011
Alfonso Quijada      ChiefFinancial Officer,
                     Principal Accounting Officer
                     & a director