Form 10-Q
period 2011-02-28
Castmor Resources Ltd
filed 2011-04-14
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes  [   ]  No  [X]
As of April 14, 2011, the registrant had 12,487,000 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION


CASTMOR RESOURCES LTD.
(An exploration stage company)

Balance Sheets
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------------------------
                                                                              February 28, 2011  August 31, 2011
-----------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                     $          4,679   $        29,032
Prepaid expenses                                                                         4,598            63,806
-----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                  $          9,277   $        92,838
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                                 9,841             4,934
Promissory note - current (Note 4)                                                      50,000                 -
                                                                                        59,841             4,934
-----------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
Promissory note (Note 4)                                                                     -            50,000
-----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                       59,841            54,934
-----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)

SHARE CAPITAL
Authorized:
    100,000,000 preferred shares at a par value of $0.0001 per share
        Issued and outstanding:  Nil
    900,000,000 common shares with a par value of $0.0001 per share
        Issued and outstanding:  12,487,000 common shares                                1,249               249
                                (August 31, 2010:  2,487,000)

ADDITIONAL PAID-IN CAPITAL                                                             128,631            79,631
SHARE SUBSCRIPTIONS RECEIVED                                                                 -            50,000

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                                    (180,444)          (91,976)
-----------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                   (50,564)           37,904
-----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $          9,277   $        92,838
=================================================================================================================

The accompanying notes are an integral part of these financial statements.


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Stockholders' Equity
For the period from June 27, 2005 (inception) to February 28, 2011
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                               Additional          Share       during  stockholders'
                                           Preferred Stock       Common Stock     paid-in  subscriptions  exploration         equity
                                           Shares  Amount      Shares  Amount     capital       received        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for settlement
of debt July 16, 2005 ($0.0001 per share)       -       -   2,060,000     206  $     824              -            -          1,030

Loss and comprehensive loss for the period      -       -           -       -          -              -       (1,914)        (1,914)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                        -       -   2,060,000  $  206  $     824   $          -   $   (1,914)  $       (884)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
October 25, 2005 ($0.02 per share)              -       -     150,000      15  $  14,985              -            -         15,000

Issuance of common stock for settlement
of debt October 31, 2005 ($0.02 per share)      -       -      36,000       4  $   3,596              -            -          3,600

Loss and comprehensive loss for the year        -       -           -       -          -              -       (9,537)        (9,537)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                        -  $    -   2,246,000  $  225  $  19,405   $          -   $  (11,451)  $      8,179
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year        -       -           -       -          -              -       (5,404)        (5,404)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                        -  $    -   2,246,000  $  225  $  19,405   $          -   $  (16,855)  $      2,775
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash,
November 30, 2007 ($0.05 per share)             -       -     241,000      24     60,226              -            -         60,250

Loss and comprehensive loss for the year        -       -           -       -          -              -      (19,035)       (19,035)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                        -  $    -   2,487,000  $  249  $  79,631   $          -   $  (35,890)  $     43,990
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year        -       -           -       -          -              -      (28,906)       (28,906)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2009                        -  $    -   2,487,000  $  249  $  79,631   $          -   $  (64,796)  $     15,084
------------------------------------------------------------------------------------------------------------------------------------

Share subscriptions received                    -       -           -       -          -         50,000            -         50,000

Loss and comprehensive loss for the year        -       -           -       -          -              -      (27,180)       (27,180)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2010                        -  $    -   2,487,000  $  249  $  79,631   $     50,000   $  (91,976)  $     37,904
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash,
September 22, 2010 ($0.005 per share)           -       -  10,000,000   1,000     49,000        (50,000)           -              -

Loss and comprehensive loss for the period      -       -           -       -          -              -      (88,468)       (88,468)
------------------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 2011                      -  $    -  12,487,000  $1,249  $ 128,631   $          -   $ (180,444)  $    (50,564)
====================================================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Operations and Comprehensive Loss
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------
                                                  Cumulative from
                                                    June 27, 2005      Six months ended      Three months ended
                                                   (inception) to         February 28,           February 28,
                                                February 28, 2011       2011        2010         2011        2010
------------------------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                    $            516   $      78   $      63   $       (8)  $      18
Consulting fees                                           37,097      23,398       4,112       12,249       4,112
Interest                                                   6,939       4,603           -        2,589           -
Office expenses                                           11,174       1,295          64        1,259          64
Professional fees                                         99,386      49,114       6,212        2,600       1,171
Resource property exploration costs                        5,000           -           -            -           -
Transfer expenses                                          2,558         275         150          200         150
Write-off mineral deposit                                 17,774       9,705           -            -           -
------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                     180,444      88,468      10,601       18,889       5,515
------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD  $      (180,444)  $  (88,468)  $ (10,601)  $  (18,889)  $  (5,515)
==================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                  $    (0.01)  $   (0.00)  $    (0.00)  $   (0.00)
==================================================================================================================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- basic and diluted                                               11,278,209   2,487,000   12,487,000   2,487,000
==================================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------
                                                    Cumulative from
                                                      June 27, 2005       Six months ended
                                                     (inception) to         February 28,
                                                  February 28, 2011       2011        2010
------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                         $       (180,444)  $ (88,468)  $ (5,086)

Adjustment for item not involving cash:
- Accrued interest of promissory note                            -           -          -

Changes in operating assets and liabilities
- increase (decrease) in prepaid expenses                   (4,598)     59,208          -
- accounts payable and accrued liabilities                   9,841       4,907      4,925
------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                     (175,201)   ( 24,353)      (161)
------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from promissory note                               50,000           -          -
Proceeds from issuance of common stock                     129,880           -          -
------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  179,880           -          -
------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             4,679     (24,353)      (161)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   -      29,032     17,707
------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $          4,679   $   4,679   $ 17,546
==========================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
==========================================================================================
Interest paid                                     $          4,603   $   4,603   $      -
==========================================================================================
Income taxes paid                                 $              -   $       -   $      -
==========================================================================================

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $180,444 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at February 28, 2011 and August 31, 2010, there were no cash equivalents.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Assets  Retirement  Obligations

The Company has adopted ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at February 28, 2011 and August 31, 2010, the Company does not have any asset retirement obligations.

Costs associated with environmental remediation obligations will be accrued when it is probable that such costs will be incurred and they can be reasonably estimated.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock-Based  Compensation

The Company adopted ASC 718, Compensation - Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.

The Company did not grant any stock options during the periods ended February 28, 2011 and 2010.

Comprehensive  Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended February 28, 2011 and 2010.

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

 NOTE  3  -  MINERAL  PROPERTY  INTEREST

On October 31, 2005 the Company acquired a 100% interest in two non-contiguous mineral claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada. The claims were acquired from Mr. Thomas Mills for a consideration of CAD$4,250 which covered an exploration program security deposit and staking and other related costs of $401 (CAD$450) and $3,199 (CAD$3,800), respectively. The Company expensed the staking and other related costs of $3,199 in connection with the acquisition of the mineral claims.

One of the licenses comprising eight claims, was inadvertently allowed to expire and was cancelled on January 24, 2007. The Company reacquired a 100% interest in the same eight claims under a new mineral license by a Transfer of Mineral Disposition dated July 16, 2007, from Mr. Thomas Mills, for CAD$505. The Company expensed the entire cost of reacquiring the mineral claims.

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

On August 31, 2010, the Company received advances of $50,000 from a related party, to whom the Company issued a promissory note for the same amount on September 21, 2011. The promissory note is due and payable on September 21, 2011 and accrues interest from September 21, 2010 at the rate of 20% per annum, calculated semi-annually, payable on the due date. The Company may redeem the promissory note in whole or in part at any time prior to the due date. As of February 28, 2011, the Company has paid $4,603 in respect of accrued interest on the promissory note, the principal of which remains unpaid and outstanding.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

See  Note  3,  4  and  Note  6.

The prepaid expenses represents the amount advanced to a related party as at February 28, 2011, Moneris Corporate Services Ltd. ("Moneris"), a consulting firm controlled by mother of the major shareholder (after the private placement on September 22, 2010).

Included in the accounts payable and accrued liabilities as of February 28, 2011 $nil (August 31, 2010 - $1,229) was due to Moneris and $nil (August 31, 2010 - $1,852) was due to the major shareholder for the advanced operating expenses.

As of February 28, 2011, included in the consulting expenses and office expenses, the amount $6,695 and $2,092 was incurred by Moneris.

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

SIX MONTH PERIOD ENDED FEBRUARY 28, 2011 COMPARED TO THE SIX MONTH PERIOD ENDED FEBRUARY 28, 2010

We realized a net loss of $88,468 during the six months period ended February 28, 2011. Operating expenses during the period consisted of $49,114 in professional fees, $23,398 in consulting fees, $9,705 in mineral property exploration costs, $4,603 in interest expenses and $1,648 in office and other general corporate expenses.

Operating expenses for the six months period ended February 28, 2010 were $10,601 and were attributable to $6,212 in professional fees, $4,112 in consulting fees, and $277 in office and other general corporate expenses.

QUARTER  ENDED FEBRUARY 28, 2011 COMPARED TO THE QUARTER ENDED FEBRUARY 28, 2010

We realized a net loss of $18,889 during the three months period ended February 28, 2011. Operating expenses during the period consisted of $12,249 in consulting fees, $2,600 in professional fees, $2,589 in interest expenses, and $1,451 in office and other general corporate expenses.

Operating expenses for the three months period ended February 28, 2010 were $5,515 and were attributable to $4,112 in consulting fees, $1,171 in professional fees, and $232 in office and other general corporate expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

On August 30, 2010, we received a deposit of $50,000 from Thomas Mills with respect to a private placement of 10,000,000 shares of our common stock to Mr. Mills at a price of $0.005 per share (the "Private Placement"). The closing of the Private Placement took place on September 22, 2010 with the execution of a subscription agreement by Mr. Mills.

On August 31, 2010, we received a deposit of $50,000 with respect to a debt financing by an unaffiliated third party that closed on September 21, 2010 with the issuance by Castmor of a promissory note (the "Loan"). The Loan is due and payable on September 21, 2011 and accrues interest from September 21, 2010 at the rate of 20% per annum, calculated semi-annually, payable on the due date. We may repay the Loan in whole or in part at any time prior to the due date. As of February 28, 2010, the Loan has accrued $4,603 in interest. We have paid $4,603 in respect of accrued interest on the Loan, the principal of which remains unpaid and outstanding.

As of February 28, 2011, we had total assets of $9,277 comprised of $4,679 in cash and $4,598 in prepaid expenses. This reflects a decrease of the value of our total assets from $92,838 on August 31, 2010.

As of February 28, 2011, our total liabilities increased to $59,841 from $54,934 as of August 31, 2010. The increase was primarily due to unpaid professional fees and accrued interest expense on promissory note.

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

                                             CASTMOR RESOURCES LTD.

Date: April 14, 2011                         /s/ Alfonso Quijada
                                             Alfonso Quijada
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer