Form 10-Q/A
period 2010-11-30
Castmor Resources Ltd
filed 2011-05-31
CIK 1411179

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
====================================================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Operations and Comprehensive Loss
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------
                                                        Cumulative from
                                                          June 27, 2005     Three months ended
                                                         (inception) to  November 30  November 30
                                                      November 30, 2010         2010         2009
-------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                          $            524   $       86   $       45
Consulting fees                                                 24,847       11,148            -
Interest                                                         4,350        2,014            -
Office expenses                                                  9,915           36            -
Professional fees                                               96,787       46,515        5,041
Resource property acquisition and exploration costs              5,000            -            -
Transfer Expenses                                                2,358           75            -
Write-off mineral deposit                                       17,774        9,705            -
-------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                           161,555       69,579        5,086
-------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $       (161,555)  $  (69,579)  $   (5,086)
-------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                         $    (0.01)  $    (0.01)
=================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                      10,095,696    2,487,000
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

                                             CASTMOR RESOURCES LTD.


Date: May 27, 2011                           /s/ Alfonso Quijada
                                             Alfonso Quijada
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer