Form 10-Q/A
period 2011-02-28
Castmor Resources Ltd
filed 2011-06-14
CIK 1411179

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

We expect that Phase I of our exploration program will commence in July 2011, and conclude by September 30, 2011. During Phase I we will retain a consulting geologist to review all past exploration data relating to the White Bear Arm Property and plot relevant information on a map. This is known as geological mapping. Based on this mapping, the geologist will choose property areas that are most likely to host economic mineralization. He will then conduct a sampling program focusing on these property areas by gathering rock and soil samples from the identified areas that appear to contain mineralization. The samples will be sent to a laboratory for mineral analysis. We should receive the results of the sample analysis by October 30, 2011, and be able to determine which property areas, if any, contain significant mineralization.

If the results of Phase I warrant further exploration, we plan to complete Phase II of the exploration program in 2012. Phase II will take approximately three months to complete and will consist of using heavy equipment to drill up to five holes to a depth of 200 meters. Drilling locations will be determined by analyzing the results of the Phase I sampling program. Cylinders of rock will be removed from the drill holes and sent to a laboratory for mineral analysis.
Results  will  indicate the presence of any minerals below the property surface.

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

YEAR  ENDED  AUGUST  31,  2010  COMPARED  TO  THE  YEAR  ENDED  AUGUST  31, 2009

We posted an operating loss of $27,180 for the fiscal year ended August 31, 2010, due to consulting fees of $12,336, professional fees of $11,258, office expenses of $2,780 and other expenses of $806. This was a slight decrease from the operating loss of $28,906 for the previous fiscal year.

QUARTER  ENDED FEBRUARY 28, 2011 COMPARED TO THE QUARTER ENDED FEBRUARY 29, 2009

We posted an operating loss of $18,889 for the three month period ended February 28, 2011, due to consulting fees of $12,249, professional fees of $2,600, interest expenses of $2,589 and other miscellaneous expenses of $1,251. This was an increase from the operating loss of $5,515 for the same period in the previous fiscal year.

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

On August 31, 2010, we received a deposit of $50,000 with respect to a debt financing by Moneris Capital LP that closed on September 21, 2010 with the issuance by Castmor of a promissory note (the "Loan"). The Loan is due and payable on September 21, 2011 and accrues interest from September 21, 2010 at the rate of 20% per annum, calculated semi-annually, payable on the due date. We may repay the Loan in whole or in part at any time prior to the due date. As of February 28, 2011, the Loan has accrued $4,603 in interest. We have not made any payment in respect of the Loan. The Proceeds from the loan were used to pay operating expenses, to acquire our mineral property and to pre-pay professional fees.

As of February 28, 2011, we had total assets of $9,277 comprised of $4,679 in cash and $4,598 in prepaid expenses. This reflects a decrease of the value of our total assets from $92,838 on August 31, 2010.

As of February 28, 2011, our total liabilities increased to $59,841 from $54,934 as of August 31, 2010. The increase was primarily due to unpaid professional fees and accrued interest expenses on the Loan.

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

                                             CASTMOR RESOURCES LTD.

Date: June 13 , 2011                         /s/ Alfonso Quijada
                                             Alfonso Quijada
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer