Form 10-Q/A
period 2010-11-30
Castmor Resources Ltd
filed 2011-06-24
CIK 1411179

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

On August 31, 2010, we received a deposit of $50,000 with respect to a debt financing by an unaffiliated third party that closed on September 21, 2010 with the issuance by Castmor Resources Ltd. of a promissory note (the "Loan"). The Loan is due and payable on September 21, 2011 and accrues interest from September 21, 2010 at the rate of 20% per annum, calculated semi-annually, payable on the due date. We may repay the Loan in whole or in part at any time prior to the due date. As of November 30, 2010, the Loan has accrued $2,014 in interest. We have not made any payment in respect of the Loan.

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

ITEM  4.  CONTROLS  AND  PROCEDURES.

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of November 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2010, our disclosure controls and procedures were not effective:

1. Castmor Resources Ltd. presently has only one officer and no employees. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no one to review control documentation and no control documentation is being produced.

CHANGES  IN  DISCLOSURE  CONTROLS  AND  PROCEDURES

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We will not be implementing any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

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

                                             CASTMOR RESOURCES LTD.


Date: June 24, 2011                          /s/ Alfonso Quijada
                                             Alfonso Quijada
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer