Form 10-Q/A
period 2011-02-28
Castmor Resources Ltd
filed 2011-06-24
CIK 1411179

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

On August 31, 2010, we received a deposit of $50,000 with respect to a debt financing by Moneris Capital LP that closed on September 21, 2010 with the issuance by Castmor Resources Ltd. of a promissory note (the "Loan"). The Loan is due and payable on September 21, 2011 and accrues interest from September 21, 2010 at the rate of 20% per annum, calculated semi-annually, payable on the due date. We may repay the Loan in whole or in part at any time prior to the due date. As of February 28, 2011, the Loan has accrued $4,603 in interest. We have not made any payment in respect of the Loan. The Proceeds from the loan were used to pay operating expenses, to acquire our mineral property and to pre-pay professional fees.

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

ITEM  4.  CONTROLS  AND  PROCEDURES.

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of February 28, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2011, our disclosure controls and procedures were not effective:

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