Form 10-Q
period 2011-05-31
Castmor Resources Ltd
filed 2011-07-15
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2011

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

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).                      Yes  [ X ]  No  [   ]

As of June 14, 2011, the registrant had 12,487,000 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION


CASTMOR RESOURCES LTD.
(An exploration stage company)

Balance Sheets
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------------------
                                                                              May 31, 2011  August 31, 2011
-----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                     $       565   $       29,032
Prepaid expenses                                                                    3,795           63,806
-----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                  $     4,360   $       92,838
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                           11,742            4,934
Promissory note - current (Note 4)                                                 50,000                -
                                                                                   61,742            4,934
-----------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
Promissory note (Note 4)                                                                -           50,000
-----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                  61,742           54,934
-----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)

SHARE CAPITAL
Authorized:
    100,000,000 preferred shares at a par value of $0.0001 per share
        Issued and outstanding:  Nil
    900,000,000 common shares with a par value of $0.0001 per share
        Issued and outstanding:  12,487,000 common shares                           1,249              249
                                (August 31, 2010:  2,487,000)

ADDITIONAL PAID-IN CAPITAL                                                        128,631           79,631
SHARE SUBSCRIPTIONS RECEIVED                                                            -           50,000

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                               (187,262)         (91,976)
-----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              (57,382)          37,904
-----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $     4,360   $       92,838
===========================================================================================================

The accompanying notes are an integral part of these financial statements.


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Operations and Comprehensive Loss
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------------
                                                 Cumulative from
                                                   June 27, 2005         Nine months ended        Three months ended
                                                  (inception) to              May 31,                   May 31,
                                                    May 31, 2011        2011         2010          2011        2010
--------------------------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                     $          542   $      104   $       81   $       26   $       18
Consulting fees                                          39,805       26,106       10,280        2,400        6,168
Interest                                                  9,267        6,931            -        2,328            -
Office expenses                                          12,007        2,128           63        1,758            -
Professional fees                                       101,144       50,872        7,788            -        1,576
Resource property exploration costs                       5,000            -            -            -            -
Transfer expenses                                         2,558          275          123            -           45
Write-off mineral deposit                                17,774        9,705            -            -            -
--------------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                       (188,097)     (96,121)     (18,408)      (6,512)      (7,807)
--------------------------------------------------------------------------------------------------------------------

OTHER INCOME (LOSS)
Foreign exchange gain (Loss)                                835          835            -          835            -
--------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD   $     (187,262)  $  (95,286)  $  (18,408)  $   (5,677)  $   (7,807)
====================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                  $    (0.01)  $    (0.01)  $    (0.00)  $    (0.00)
====================================================================================================================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- basic and diluted                                               11,684,080    2,487,000   12,487,000    2,487,000
====================================================================================================================

The accompanying notes are an integral part of these financial statements


CASTMOR RESOURCES LTD.
(An exploration stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------
                                                  Cumulative from
                                                    June 27, 2005       Nine months ended
                                                   (inception) to            May 31
                                                     May 31, 2011       2011        2010
-----------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                         $     (187,262)  $ (95,286)  $ (18,408)

Adjustment for item not involving cash:
- Accrued interest of promissory note                          -           -           -

Changes in operating assets and liabilities
- increase (decrease) in prepaid expenses                 (3,795)     60,011      (2,056)
- accounts payable and accrued liabilities                11,742       6,808       2,776
-----------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                   (179,315)    (28,467)    (17,688)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from promissory note                             50,000           -           -
Proceeds from issuance of common stock                   129,880           -           -
-----------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                179,880           -           -
-----------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             565     (28,467)    (17,688)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 -      29,032      17,707
-----------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $          565   $     565   $      19
=========================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                     $        9,267   $   6,931   $       -
=========================================================================================
Income taxes paid                                 $            -   $       -   $       -
=========================================================================================

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $187,262 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at May 31, 2011 and August 31, 2010, there were no cash equivalents.

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

Assets  Retirement  Obligations

The Company has adopted ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at May 31, 2011 and August 31, 2010, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the periods ended May 31, 2011 and 2010.

Comprehensive  Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended May 31, 2011 and 2010.

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

NOTE  3  -  MINERAL  PROPERTY  INTEREST

On October 31, 2005 the Company acquired a 100% interest in two non-contiguous mineral claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada. The claims were acquired from Thomas Mills for a consideration of CAD$4,250 which covered an exploration program security deposit and staking and other related costs of $401 (CAD$450) and $3,199 (CAD$3,800), respectively. The Company expensed the staking and other related costs of $3,199 in connection with the acquisition of the mineral claims.

One of the licenses comprising eight claims, was inadvertently allowed to expire and was cancelled on January 24, 2007. The Company reacquired a 100% interest in the same eight claims under a new mineral license by a Transfer of Mineral Disposition dated July 16, 2007, from Thomas Mills, for CAD$505. The Company expensed the entire cost of reacquiring the mineral claims.

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

On September 20, 2010, the Company reacquired a 100% interest in the same two non-contiguous mineral claims that it originally acquired on October 31, 2005 and subsequently forfeited. These two non-contiguous mineral claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada. The claims were acquired from Thomas Mills for a cash consideration of $10,000. Mr. Mills became a controlling shareholder of the Company on September 22, 2010.

NOTE  4  -  PROMISSORY  NOTE

On August 31, 2010, the Company received advances of $50,000 from Moneris Capital LP, to whom the Company issued a promissory note for the same amount on September 21, 2011. The promissory note is due and payable on September 21, 2011 and accrues interest from September 21, 2010 at the rate of 20% per annum, calculated semi-annually, payable on the due date. The Company may redeem the promissory note in whole or in part at any time prior to the due date. As of May 31, 2011, the Company has paid $6,931 in respect of accrued interest on the promissory note, the principal of which remains unpaid and outstanding.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

See  Note  3,  4  and  Note  6.

The prepaid expenses represents the amount advanced to a related party as at May 31, 2011, Moneris Corporate Services Ltd. ("Moneris"), a consulting firm controlled by mother of the major shareholder (after the private placement on September 22, 2010).

Included in the accounts payable and accrued liabilities as of May 31, 2011 $nil (August 31, 2010 - $1,229) was due to Moneris and $nil (August 31, 2010 -
$1,852)  was  due  to the major shareholder for the advanced operating expenses.

As of May 31, 2011, included in the consulting expenses and office expenses, the amounts $9,095 and $2,092 (May 31, 2010: $Nil and $Nil), respectively, were incurred by Moneris.

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

NOTE  7  -  SEGMENT  INFORMATION

The  Company  currently  conducts  all  of  its  operations  in  Canada.

NOTE  8  -  SUBSEQUENT  EVENTS

On July 7, 2011, the Company issued a promissory note to Moneris Capital LP in consideration of a debt financing of $10,000. The note is due and payable on July 7, 2012 and accrues interest from July 7, 2011 at the rate of 20% per annum, calculated semi-annually, payable on the due date. The Company may repay the note in whole or in part at any time prior to the due date.

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

Our business plan is to explore the White Bear Arm Property to determine whether it contains commercially exploitable reserves of valuable minerals. We intend to proceed with Phase I of our proposed exploration program. Phase I will consist of expanded geological mapping, and geochemical sampling that will cover previously established grid areas, as well as other prospective sites that may be developed to delineate either base metals or industrial minerals. Geochemical sampling will include rock, stream sediment and till sampling. Several airborne electromagnetic anomalies will be re-verified on the ground and mapped for size and extent. If Phase I develops any high priority targets for further exploration, then we will proceed with Phase II of the proposed exploration program, consisting of 800 to 1000 meters of diamond drilling, mobilized to the nearest road by truck, then helicopter-supported from that point. We anticipate that Phase I will cost approximately $26,680 while Phase II would cost approximately $195,500. To date, we have not commenced exploration on the White Bear Arm Property.

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

NINE MONTHS ENDED MAY 31, 2011 COMPARED TO THE NINE MONTHS ENDED MAY 31, 2010

We posted an operating loss of $95,286 for the nine months ended May 31, 2011, due to consulting fees of $26,106, professional fees of $50,872, office expenses of $2,128, write- and other expenses of $16,180. This was an increase from the operating loss of $18,408 compared to the nine months period ended May 31, 2010.

QUARTER ENDED MAY 31, 2011 COMPARED TO THE QUARTER ENDED MAY 31, 2010

We posted an operating loss of $5,677 for the three month period ended May 31, 2011, due to consulting fees of $2,400, interest expenses of $2,328, professional fee of $1,758 and other miscellaneous expenses of $26, which was partially offset during the period by a foreign exchange gain of $835. This was a decrease from the operating loss of $7,807 for the same period in the previous fiscal year.

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

On August 31, 2010, we received a deposit of $50,000 with respect to a debt financing by Moneris Capital LP that closed on September 21, 2010 with the issuance by Castmor Resources Ltd. of a promissory note (the "Loan"). The Loan is due and payable on September 21, 2011 and accrues interest from September 21, 2010 at the rate of 20% per annum, calculated semi-annually, payable on the due date. We may repay the Loan in whole or in part at any time prior to the due date. As of May 31, 2011, the Loan has accrued $6,931 in interest, all of which has been paid. We have not made any payment in respect of the principal of the Loan. The Proceeds from the loan were used to pay operating expenses, to acquire our mineral property and to pre-pay professional and consulting fees.

As of May 31, 2011, we had total assets of $4,360 comprised of $565 in cash and $3,795 in prepaid expenses. This reflects a decrease of the value of our total assets from $92,838 on August 31, 2010.

As of May 31, 2011, our total liabilities increased to $61,742 from $54,934 as of August 31, 2010. The increase was primarily due to unpaid professional fees and accrued interest expenses on the Loan.

On July 7, 2011, we issued a promissory note to Moneris Capital LP in consideration of a debt financing of $10,000. Our management believes that proceeds from the note will be sufficient to sustain our present level of operations for the next 12 months. The note is due and payable on July 7, 2012 and accrues interest from July 7, 2011 at the rate of 20% per annum, calculated semi-annually, payable on the due date. We may repay the note in whole or in part at any time prior to the due date.

We do not have sufficient capital to complete Phase I of our proposed exploration program. We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock.
There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

On October 5, 2010, we filed a registration statement with the SEC with regard to a primary offering of up to 20,000,000 shares of our common stock to the public at $0.005 per share on a best-efforts, self-underwritten basis. The registration statement has not been declared effective by the SEC, and we may not commence our selling efforts until it is. If the registration statement is declared effective, we will first apply the proceeds from the offering to repay the promissory note and $5,000 in offering expenses. We will apply the remainder of the proceeds to complete Phase I of our proposed exploration program and professional fees. Aside from our registration statement, we do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

ITEM  4.  CONTROLS  AND  PROCEDURES.

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of May 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2011, our disclosure controls and procedures were not effective:

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

                                             CASTMOR RESOURCES LTD.


Date: July 14, 2011                          /s/ Alfonso Quijada
                                             Alfonso Quijada
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer