Form 10-K
period 2011-08-31
Castmor Resources Ltd
filed 2011-11-29
CIK 1411179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File No. 000-53310

CASTMOR RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Nevada	98-0471928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

427 Princess Street, Suite 406 Kingston, Ontario	K7L 5S9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (613) 617-5107

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the Registrant’s Common Stock, computed by reference to the most recent average bid and asked price of the Common Stock, as of August 31, 2010 was $784,245.

As of November 20, 2011, the registrant had 32,487,000 shares of its Common Stock outstanding.

FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used in this annual report, the terms “we”, “us”, “our”, “Company” and "Castmor" means Castmor Resources Ltd., unless otherwise indicated.

PART I

Item 1. Business.

We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any property we acquire. Exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Corporate History

We were incorporated in the State of Nevada on June 27, 2005, as a mineral exploration company.

By a Transfer of Mineral Disposition dated November 7, 2005 from Thomas Mills, we acquired a 100% interest in the White Bear Arm Property: two non-contiguous mineral exploration licenses (license numbers 011117M and 011400M) comprising 17 claims located along south-eastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 425 hectares (1,054.8 acres).

One of the licenses (license number 011300M), comprising eight claims, was inadvertently allowed to expire and was cancelled on January 24, 2007. We reacquired a 100% interest in the same eight claims under a new mineral license (license number 013632M) by a Transfer of Mineral Disposition dated July 16, 2007, from Thomas Mills.

In 2009, due to a lack of capital we allowed our mineral claims to expire and they were subsequently cancelled.

In February 2010, our management was approached by Cage Wars Championship Ltd., a company organized under the laws of the United Kingdom (“Cagewars”) about the prospect of merging Cagewars with Castmor. Cagewars is engaged in the business of organizing and promoting mixed martial-arts competitions throughout the United Kingdom. Given our lack of capital at the time, our management determined that it would be in the shareholders’ best interests to agree to the merger. On March 8, 2010, we entered into a material definitive agreement with Christopher Kelly and Patrick Mooney, both of Northern Ireland, to acquire all the issued and outstanding shares of Cagewars. The closing of the acquisition was to take place on April 19, 2010. Prior to closing, our management determined that it would be in the best interests of our shareholders for Castmor to continue pursuing its mineral exploration business. On April 15, 2010, we mutually agreed with Cagewars to cancel the merger and rescind the material definitive agreement.

On September 20, 2010, we reacquired a 100% interest in the 17 mineral claims originally composing the White Bear Arm Property under new mineral licenses (license nos. 017985M and 017987M) by a Transfer of Mineral Disposition dated September 20, 2010, from Thomas Mills. The mineral licenses underlying the White Bear Arm Property are in default as of October 4, 2011, and will be cancelled. We do not presently have any mineral exploration properties.

We have no subsidiaries.

Our office is located at 427 Princess Street, Suite 406, Kingston, ON K7L 5S9. Our telephone number is 613.617.5107. Our facsimile number is 613.383.0247.

Our Business

We are an exploration stage company engaged in the business of acquiring mineral exploration rights throughout North America, exploring for commercially producible quantities of minerals, and exploiting any mineral deposits we discover that demonstrate economic feasibility. Since we are an exploration stage company, there is no assurance that commercially exploitable reserves of valuable minerals exist on any property that we now own or may own in the future. We will need to do further exploration before a final evaluation of the economic and legal feasibility of our future exploration is determined.

Our success will depend upon finding commercially producible quantities of minerals, which are mineral deposits that have been identified through appropriate spaced drilling or underground sampling as having sufficient tonnage and average grade of metals to profitably remove them. If we do not find commercially producible mineral deposits or if we cannot remove such deposits because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

There can be no assurance that we will be able to acquire a mineral property that has commercially producible quantities of any mineral, or that we will discover them if they exist. If we are unable to find reserves of valuable minerals or if we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, then we may cease operations and our stockholders may lose their investment.

We intend to seek out prospective mineral exploration properties by retaining the services of professional mining geologists. As of the date of this Annual Report, we have not selected a geologist. We are initially focusing our exploration efforts in the Province of Newfoundland and Labrador, but we will also consider exploration opportunities elsewhere in North America.

Any mineral property to be considered for acquisition will require due diligence by our management. Due diligence would likely include purchase investigation costs such as professional fees charged by consulting geologists, preparation of geological reports on properties, title searches and travel costs associated with on-site inspections. During this period, we would also need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. In the event that our available capital is insufficient to acquire an additional mineral property and sustain minimum operations, we will need to secure additional funding.

We presently have no known reserves of any type of mineral.

We are presently seeking to acquire suitable mineral exploration rights. Such rights will likely be in the form of an option on patented or unpatented mineral claims prospective for precious metals or ore minerals in North America. Upon acquiring such mineral exploration rights, we will require financing to explore the underlying claims to determine if they contain commercially producible quantities of precious metals or ore minerals. We will be unable to estimate the cost of such exploration until we know the size and location of the property underlying our mineral rights. We expect that such exploration costs will typically consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined location(s) on the property), and cost of analyzing these samples. There is no assurance that we will be able to locate a suitable exploration property, or that if we do, it will contain commercially producible quantities of minerals.

If we discover significant quantities of precious metals or mineral ores on any property underlying our mineral rights, we will begin technical and economic feasibility studies to determine if we have reserves. We will not be able to estimate the cost of such feasibility studies until we know the size and location of the property. We will only consider developing the property if we have proven reserves of precious metals or mineral ores that can be profitably extracted.

Any work that would be conducted on a property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The professional engineers and geologists we engage will evaluate the information derived from the exploration and excavation, and will advise us on the economic feasibility of removing the mineralized material.

Management Experience

Our management has no professional training or technical credentials in the exploration, development, or operation of mines. Consequently, we may not be able to recognize or take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Moreover, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Our management may make mistakes in decisions and choices that could cause our operations and ultimate financial success to suffer irreparable harm.

Our sole executive officer will only be devoting approximately six hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next 12 months because all exploratory work will be performed by an outside consultant. If, however, the demands of our business require more time of our sole officer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business. He may, however, not be able to devote sufficient time to the management of our business, as and when needed.

Geological and Technical Consultants

Since our management is inexperienced with exploration, we intend to retain qualified persons on a contract basis as needed to assist us with our exploration activities on any property that we may acquire. We do not presently have any verbal or written agreement regarding the retention of any such persons, and we do not intend to retain anyone until we have completed this offering.

Competitive Factors

The mining industry is highly fragmented and we will be competing with many other exploration companies looking for minerals. We are one of the smallest exploration companies and are an infinitely small participant in the mineral exploration business.

We are an early stage mineral exploration company, which means that we do not have a mineral property with any current mineral resource or mineral reserves defined or any drilling or trenching work proposed. We compete with other early stage and junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in early stage and junior mineral exploration companies. The presence of competing early stage and junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration activities if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be competing with other early stage, junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

Property Interests and Mining Claims in General

Mineral claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mineral claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of a patented mining claim located in the United States is challenged by the Bureau of Land Management or the U.S. Forest Service on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Such a challenge might be raised when a patent application is submitted or when the government seeks to include the land in an area to be dedicated to another use.

Regulations

Mining operations and exploration activities are subject to various national, state/provincial, and local laws and regulations in North America, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We intend to secure all necessary permits for exploration and, if development is warranted on a property, we will file final plans of operation before we start any mining operations.

Our activities are also subject to various federal and state/provincial laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We intend to conduct business with a view to safeguarding public health and the environment and operating in compliance with applicable laws and regulations. We will generally be required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. Changes to current state/provincial or federal laws and regulations in North America could in the future require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

Employees

We currently have no employees other than our sole officer and director. We do not now have, nor have we ever had, an employment agreement with any of our officers or directors. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer or director.

We do not intend to hire additional employees during the next 12 months. The acquisition of a suitable mineral exploration property and any exploration activity on that property will be conducted by unaffiliated independent contractors that we will hire, such as a consulting geologist and a mining engineer. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The consulting geologist will evaluate the information derived from the exploration and excavation and the engineer will advise us on the economic feasibility of removing the mineralized material.

We do not have plans to purchase any significant equipment during the next 12 months.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties.

We do not currently own any property.

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

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares trade under the symbol “CASL” on the OTC Markets’ OTCQB. Very limited trading activity has occurred during the past two years with our common stock; therefore, only limited historical price information is available. The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by OTC Markets Group and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

QUARTER ENDED	HIGH	LOW

August 31, 2011	-	-
May 31, 2011	-	-
February 28, 2011	-	-
November 30, 20010	-	-
August 31, 2010	$0.05	$0.02
May 31, 2010	-	-
February 28, 2010	-	-
November 30, 2009	-	-

Holders

On August 31, 2011, the stockholders’ list of our shares of common stock showed 45 registered holders of our shares of common stock and 32,487,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

Penny Stock Regulation

Our shares must comply with the Penny Stock Reform Act of 1990, which may potentially decrease our shareholders’ ability to easily transfer their shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that must comply with the penny stock rules. Since our shares must comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

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

Our business is in the early stages of development. We have not generated revenue since the date of inception, but have suffered recurring losses and net cash outflows from operations. We expect to continue to incur substantial losses to implement our business plan until we obtain an interest in a property, find mineralized material, delineate an ore body, and begin profitably removing and selling minerals. We do not presently own any mineral rights and we have no proven or probable reserves of any minerals. There is no assurance that any mineral property that we may acquire in the future will contain commercially exploitable reserves of valuable minerals.

To date, our activities have been financed from the proceeds of share subscriptions and loans from management and non-affiliated third parties. We have not established any other source of equity or debt financing and there can be no assurance that we will be able to obtain sufficient funds to implement our business plan. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a going concern, then our investors may lose all of their investment.

No Operating History

We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of properties we may secure, and possible cost overruns due to price and cost increases in services.

Results of Operations

We have not earned any meaningful revenue since inception on July 16, 2005. We do not anticipate earning revenue until such time as we have acquired and entered into commercial production of a mineral exploration property. We are presently in the exploration stage of our business and do not own a mineral exploration property. We can provide no assurance that we will be able to acquire a suitable mineral exploration property, or that we will discover commercially exploitable reserves of valuable minerals on such property, or that if such resources are discovered that we will be able to commercially produce them.

We posted an operating loss of $106,606 for the year ended August 31, 2011, due to professional fees of $53,204 and consulting fees of $29,847, the mineral exploration property for $9,705, interest expenses of $9,071 and $4,964 in miscellaneous office and administrative expenses. This was an increase from our operating loss of $27,180 for the previous fiscal year.

Liquidity and Capital Resources

On August 30, 2010, we received a deposit of $50,000 from Thomas Mills with respect to a private placement of 10,000,000 shares of our common stock to Mr. Mills at a price of $0.005 per share (the “Private Placement”). The closing of the Private Placement took place on September 22, 2010 with the execution of a subscription agreement by Mr. Mills. Proceeds from the private placement were used to repay debt and to pre-pay operating expenses.

On August 31, 2010, we received a deposit of $50,000 with respect to a debt financing by Moneris Capital LP that closed on September 21, 2010 with the issuance by Castmor of a promissory note (the “Loan”). The Loan was due and payable on September 21, 2011 and accrued interest from September 21, 2010 at the rate of 20% per annum, calculated semi-annually, payable on the due date. The Loan and accrued interest of $9,071 was repaid in full on August 9, 2011. The proceeds from the Loan were used to pay operating expenses, to acquire our mineral property and to pay professional fees.

On October 5, 2010 we filed a Registration Statement with the Securities and Exchange Commission in respect of a public offering of a minimum of 12,000,000 and a maximum of 20,000,000 shares of our common stock at $0.005 per share. On July 12, 2011 the Securities and Exchange Commission declared our Form S-1 Registration Statement (Commission File No. 333-169764) effective. Our offering commenced on the effective date and completed on July 18, 2011. As of July 18, 2011, we sold a total of 20,000,000 shares of our common stock for gross proceeds of $100,000.

As of August 31, 2011, we had total assets of $31,483, comprised of $15,458 in cash and $16,025 in prepaid expenses. This is a decrease from $92,838 in total assets as of August 31, 2010. The decrease was primarily attributable to legal and accounting fees associated with our registered public offering, compliance with the disclosure obligations under the Securities Exchange Act of 1934, and corporate development activities.

As of August 31, 2011, our total liabilities decreased to $185 from $54,934 as of August 31, 2010. This decrease primarily resulted from the repayment of the Loan.

We will require additional financing to implement our business plan, including joint venture projects and debt or equity financings. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. Therefore any debt financing of our acquisition or exploration activities may be very costly and result in substantial dilution to our stockholders.

Future financing through equity investments is likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the mining industry, and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

There is no assurance that we will be able to obtain financing on terms satisfactory to us, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

CASTMOR RESOURCES LTD.

(An Exploration Stage Company)

FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

Report of MartinelliMick PLLC

Report of Chang Lee LLP, Chartered Accountants

Balance Sheets

Statements of Stockholders’ Equity

Statements of Operations and Comprehensive Loss

Statements of Cash Flows

Notes to Financial Statements

To the Board of Directors and

Stockholders of Castmor Resources, Ltd.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Castmor Resources Ltd. (an exploration stage company) as of August 31, 2011, and the related statements of stockholders’ equity, operations and comprehensive loss, and cash flows for the one-year period ended August 31, 2011. Castmor Resources Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castmor Resources Ltd. as of August 31, 2011, and the results of its operations and its cash flows for the one-year period ended August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1, the Company has a history of operating losses since inception, no source of revenue, limited cash resources, negative working capital, and its viability is dependent upon its ability to meet its future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MartinelliMick PLLC

MartinelliMick PLLC

Spokane, Washington

November 28, 2011

Chang Lee LLP

Chartered Accountants

606-815 Hornby Street

Vancouver, B.C., V6Z 2E6

Tel: 604-687-3776

Fax: 604-688-3373

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CASTMOR RESOURCES LTD.

(An exploration stage company)

We have audited the accompanying balance sheets of Castmor Resources Ltd. (an exploration stage company) as at August 31, 2010 and 2009 and the related statements of stockholders’ equity, operations and comprehensive loss, and cash flows for the years then ended and for the period from June 27, 2005 (date of inception) to August 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

Castmor Resources Ltd.

(An exploration stage company)

Balance Sheets

August 31, 2011

(Expressed in U.S. Dollars)

	August 31	August 31
	2011	2010

ASSETS

Current Assets
Cash	$15,458	$29,032
Prepaid expenses	16,025	63,806

Total assets	$31,483	$92,838

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$185	$4,934

Long-term Liabilities
Promissory note (Note 4)	—	50,000

Total Liabilities	185	54,934

Stockholders' Equity

Share capital

Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued	—	—

Common stock, $0.0001 par value; 900,000,000 shares authorized; 32,487,000 and 2,487,000 shares issued	3,249	249

Additional paid-in capital	226,631	79,631
Share subscriptions received	—	50,000

(Deficit) accumulated during the exploration stage	(198,582)	(91,976)

Total stockholders' equity	31,298	37,904

Total liabilities and stockholders' equity	$31,483	$92,838

The accompanying notes are an integral part of these financial statements.

Castmor Resources Ltd.

(An exploration stage company)

Statements of Stockholders' Equity

For the period from June 27, 2005 (inception) to August 31, 2011

(Expressed in U.S. Dollars)

							Deficit
							accumulated	Total
					Additional	Share	during	stockholders'
	Preferred Stock		Common Stock		paid-in	subscriptions	exploration	equity
	Shares	Amount	Shares	Amount	capital	received	stage	(deficiency)

Balance, August 31, 2008	—	$—	2,487,000	$249	$79,631	$—	$(35,890)	$43,990

Loss and comprehensive loss for the year	—	—	—	—	—	—	(28,906)	(28,906)

Balance, August 31, 2009	—	$—	2,487,000	$249	$79,631	$—	$(64,796)	$15,084

Share subscriptions received	—	$—	—	$—	$—	$50,000	$—	$50,000

Loss and comprehensive loss for the year	—	—	—	—	—	—	(27,180)	(27,180)

Balance, August 31, 2010	—	$—	2,487,000	$249	$79,631	$50,000	$(91,976)	$37,904

Issuance of common stock for cash, September 22, 2010 ($0.005 per share)	—	$—	10,000,000	$1,000	$49,000	$(50,000)	$—	$—

Issuance of common stock for cash, July 18, 2011 ($0.005 per share)	—	$—	20,000,000	$2,000	$98,000	$—	$—	$100,000

Loss and comprehensive loss for the year	—	—	—	—	—	—	(106,606)	(106,606)

Balance, August 31, 2011	—	$—	32,487,000	$3,249	$226,631	$—	$(198,582)	$31,298

The accompanying notes are an integral part of these financial statements

Castmor Resources Ltd.

(A exploration stage company)

Statements of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

	Cumulative from
	June 27, 2005
	(inception) to	Year ended	Year ended
	August 31, 2011	August 31, 2011	August 31, 2010

Expenses

Consulting fees	43,546	29,847	12,336
Interest expense and bank charges	11,986	9,212	121
General and administrative expenses	14,077	4,198	2,780
Professional fees	103,476	53,204	11,258
Resource property exploration costs	5,000	—	—
Transfer expenses	2,908	625	685
Write-off mineral deposit	17,774	9,705	—

Operating (Loss)	198,767	106,791	27,180

Other Income (Loss)
Foreign exchange gain (Loss)	185	185	—

Net loss and comprehensive loss for the period	$(198,582)	$(106,606)	$(27,180)

Basic and diluted loss per share		$(0.01)	$(0.01)

Weighted average number of common shares outstanding
- basic and diluted		14,295,219	2,487,000

The accompanying notes are an integral part of these financial statements.

Castmor Resources Ltd.

(An exploration stage company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	Cumulative from
	June 27, 2005
	(inception) to	Year ended	Year ended
	Augusts 31, 2011	August 31, 2011	August 31, 2011

Cash flows from (used in) operating activities
Net (Loss) for the period	$(198,582)	$(106,606)	$(27,180)

Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses	(16,025)	47,781	(63,806)
- increase (decrease) in accounts payable and accrued liabilities	185	(4,749)	2,311

Net cash (used in) operating activities	(214,422)	(63,574)	(88,675)

Cash flows from (used in) financing activities
Proceeds from promissory note	—	—	50,000
Proceeds from subscriptions received	—	(50,000)	50,000
Proceeds from issuance of common stock	229,880	100,000	—

Net cash provided by financing activities	229,880	50,000	100,000

Increase (decrease) in cash and cash equivalents	15,458	(13,574)	11,325

Cash and cash equivalents, beginning of period	—	29,032	17,707

Cash and cash equivalents, end of period	$15,458	$15,458	$29,032

Supplemental cash flow information

Interest paid	$11,407	$9,071	$—

Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Castmor Resources Ltd. (hereinafter “the Company”) was incorporated in the State of Nevada, U.S.A., on June 27, 2005. The Company’s fiscal year end is August 31.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercially minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. In 2005, the Company acquired mineral interests in two non-contiguous properties located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada. In 2009, the Company’s interest in these mineral properties were forfeited. On September 20, 2010, the Company reacquired its interest in the mineral properties. On October 4, 2011, the Company’s interest in the mineral properties was again forfeited.

Effective August 19, 2010, the Company effected a five (5) for one (1) share reverse split of its authorized and issued and outstanding common stock. As a result of the reverse split, the Company’s issued and outstanding common stock was reduced from 12,435,000 shares to 2,487,000 shares.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $198,582 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgment. The financial statements have, in management’s opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at August 31, 2011 and 2010, there were no cash equivalents.

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

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. There is no deposit insurance on the Company’s accounts.

Foreign Currency Transactions

The Company is located and operating outside of the United States of America. The Company’s functional currency and reporting currency, is U.S. dollars. At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Assets Retirement Obligations

The Company has adopted ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at August 31, 2011 and 2010, the Company does not have any asset retirement obligations.

Costs associated with environmental remediation obligations will be accrued when it is probable that such costs will be incurred and they can be reasonably estimated.

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.

The Company did not grant any stock options during the years ended August 31, 2011 and 2010.

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended August 31, 2011 and 2010.

Income Taxes

The Company has adopted ASC 740, Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

New Accounting Pronouncements

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value Per Share (or its equivalent)”. This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted. Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In January 2010, the FASB issued an update to the Fair Value topic. This update requires new disclosures for (1) transfers in and out of levels 1 and 2, and (2) activity in level 3, by requiring the reconciliation to present separate information about purchases, sales, issuance, and settlements. Also, this update clarifies the disclosures related to the fair value of each class of assets and liabilities and the input and valuation techniques for both recurring and nonrecurring fair value measurements in levels 2 and 3. the effective date for the disclosures and clarifications is for the interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which is effective for fiscal years beginning after December 15, 2010. This update is not expected to have a material impact on the Company’s financial statements.

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

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company’s financial statements ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The adoption of ASU No. 2010-13 is not expected to have a material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 3 – MINERAL PROPERTY INTEREST

On October 31, 2005 the Company acquired a 100% interest in two non-contiguous mineral claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada. The claims were acquired from Thomas Mills for a consideration of $4,250 CAD which covered an exploration program security deposit and staking and other related costs of $401 (CAD$450) and $3,199 (CAD$3,800), respectively. The Company expensed the staking and other related costs of $3,199 in connection with the acquisition of the mineral claims.

One of the licenses comprising eight claims, was inadvertently allowed to expire and was cancelled on January 24, 2007. The Company reacquired a 100% interest in the same eight claims under a new mineral license by a Transfer of Mineral Disposition dated July 16, 2007, from Thomas Mills, for $505 CAD. The Company expensed the entire cost of reacquiring the mineral claims.

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

On September 20, 2010, the Company reacquired a 100% interest in the same two non-contiguous mineral claims that it originally acquired on October 31, 2005 and subsequently forfeited. These two non-contiguous mineral claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada. The claims were acquired from Thomas Mills for a cash consideration of $10,000 CAD. Mr. Mills became a controlling shareholder of the Company on September 22, 2010. The Company expensed the entire cost of reacquiring the mineral claims.

The Company was required to incur total exploration expenditures of CAD$3,400 for the above-noted mineral claims before October 4, 2011. The Company failed to do so, or to pay any further deposit on exploration activities with the mining division of Labrador Canada. As a result, the Company has forfeited its mineral claims.

NOTE 4 – PROMISSORY NOTE

On August 31, 2010, the Company received an advance of $50,000 from a third party, to whom the Company issued a promissory note for the same amount on September 21, 2011. The promissory note was due and payable on September 21, 2011 and accrued interest from September 21, 2010 at the rate of 20% per annum, calculated semi-annually, payable on the due date. The Company had the right to redeem the promissory note in whole or in part at any time prior to the due date. On August 9, 2011, the Company repaid the promissory note in full, together with $9,071 CAD in accrued interest.

NOTE 5 – RELATED PARTY TRANSACTIONS

See Note 3.

Included in the prepaid expenses as of August 31, 2011, the sum $11,250 was prepaid to Moneris Corporate Services Ltd. (“Moneris”), a consulting firm controlled by the mother of a controlling shareholder (after the private placement on September 22, 2010).

Included in the prepaid expenses as of August 31, 2010, the sum $10,100 was prepaid to Moneris Corporate Services Ltd. (“Moneris”), a consulting firm controlled by the mother of a controlling shareholder (after the private placement on September 22, 2010).

Included in the accounts payable and accrued liabilities as of August 31, 2010, $1,229 was due to Moneris and $1,852 was due to a controlling shareholder for the advanced operating expenses.

NOTE 6 - PREFERRED AND COMMON STOCK

The Company has 100,000,000 shares of preferred stock authorized and none issued.

The Company has 900,000,000 shares of common stock authorized, of which 32,487,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

NOTE 7 – INCOME TAXES

At August 31, 2011, the Company had deferred tax assets of approximately $37,000 principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at August 31, 2011. A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	August 31, 2010	August 31, 2010
Net loss before income taxes	$106,606	$27,180

Income tax recovery at statutory rates of 35%	37,300	9,513
Unrecognized benefits of non-capital losses	(37,300)	(9,513)
Total income tax recovery	$-	$-

The significant components of the deferred tax asset at August 31, 2011 and 2010 were as follows:

	August 31, 2011	August 31, 2010
Net operating loss carryforwards	$69,500	$32,200
Valuation allowance	(69,500)	(32,200)
Net deferred tax asset	$-	$-

At August 31, 2011, we had net operating loss carryforwards of approximately $198,582, which expire in the year 2026 through 2031. The change in valuation allowance from 2010 to 2011 was $37,300.

NOTE 8 – SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada.

NOTE 9 – SUBSEQUENT EVENTS

The Company was required to incur total exploration expenditures of CAD$3,400 for its mineral claims in Labrador before October 4, 2011. The Company failed to do so, or to pay any further deposit on exploration activities with the mining division of Labrador Canada. As a result, the Company has forfeited its mineral claims.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Resignation of Chang Lee LLP and Appointment of MNP LLP

On June 27, 2011, Chang Lee LLP resigned as our independent accountant. Chang Lee LLP recently merged its operations with MNP LLP and the professional staff and partners of Chang Lee LLP joined MNP LLP either as employees or partners of MNP LLP and will continue to practice as members of MNP LLP.

The report of Chang Lee LLP regarding our financial statements for the fiscal years ended August 31, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements for the years ended August 31, 2010 and 2009 contained an explanatory paragraph in respect to uncertainty as to our ability to continue as a going concern. During the years ended August 31, 2010 and 2009 and during the period from the end of the most recently completed fiscal year through June 27, 2011, the date of resignation, there were no disagreements with Chang Lee LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chang Lee LLP would have caused it to make reference to such disagreements in its reports.

Concurrent with the resignation of Chang Lee LLP, we engaged MNP LLP, as our independent accountant. Prior to engaging MNP LLP, we did not consult with MNP LLP regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by MNP LLP on our financial statements, and MNP LLP did not provide any written or oral advice that was an important factor considered by our company in reaching a decision as to any such accounting, auditing or financial reporting issue. The engagement of MNP LLP was approved by our board of directors.

Dismissal of MNP LLP and Appointment of MartinelliMick PLLC

On November 2, 2011, the Company’s board of directors dismissed MNP LLP as the Company’s independent registered public accounting firm.

The report of our former independent accountants, Chang Lee LLP, regarding the Company’s financial statements for the fiscal years ended August 31, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements for the years ended August 31, 2010 and 2009 contained an explanatory paragraph that noted there was substantial doubt as to our ability to continue as a going concern.

During the recent fiscal years ending August 31, 2010 and 2009 and through November 2, 2011, there have been no (i) disagreements with MNP LLP or Chang Lee LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MNP LLP or Chang Lee LLP, would have caused either MNP LLP or Chang Lee LLP to make reference to the subject matter of the disagreement(s) in connection with their reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

Concurrent with the dismissal of MNP LLP, we appointed MartinelliMick PLLC as the Company’s new independent registered public accounting firm.

During the recent fiscal years ending August 31, 2010 and 2009, and through November 2, 2011, we have not consulted MartinelliMick PLLC regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on our financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)).

Item 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Castmor Resources’ management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

Procedures for Control Evaluation. Management has not established with appropriate rigor the procedures for evaluating internal controls over financial reporting. Due to limited resources and lack of segregation of duties, documentation of the limited control structure has not been accomplished.

Lack of Audit Committee. To date, the Company has not established an Audit Committee. It is management’s view that such a committee, including a financial expert, is an utmost important entity level control over the financial reporting process.

Insufficient Documentation of Review Procedures. We employ policies and procedures for reconciliation of the financial statements and note disclosures, however, these processes are not appropriately documented. The Company has only one individual responsible for the preparation of the financial records.

Insufficient Information Technology Procedures. Management has not established methodical and consistent data back-up procedures to ensure loss of data will not occur.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of August 31, 2011, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

			Period Served as
Name	Position	Age	Director/Officer

John Allen	Chief Executive Officer, President, Chief Financial Officer and a director	45	2011 to present

John Allen has served as our Chief Executive Officer, President, Secretary, Treasurer and sole director as of July 2011. Mr. Allen was a Managing Director of Hedge Fund Research, LLC, in Chicago, Illinois from 1999 through to 2002. Since then, he has provided business consulting services to privately held, early stage companies, specializing in strategy development and execution, business planning, and information technology.

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended August 31, 2011 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Castmor does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Based solely on our review of the copies of such forms received by us with respect to the fiscal year ended August 31, 2011, or written representations from certain reporting persons, we believe that our officers, directors and beneficial owners of more than 10% of a registered class of our equity securities have complied with all applicable filing requirements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of November 20, 2011, information concerning ownership of the Company’s securities by (i) each Director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to the Company to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
John Allen	1,000	< 0.1%
All directors and executive officers, as a group	1,000	< 0.1%
Ophion Management Ltd.	10,080,000	31%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 30, 2010, we received a deposit of $50,000 from Thomas Mills with respect to a private placement of 10,000,000 shares of our common stock to Mr. Mills at a price of $0.005 per share (the “Private Placement”). The closing of the Private Placement took place on September 22, 2010 with the execution of a subscription agreement by Mr. Mills.

On September 20, 2010, we acquired from Thomas Mills, a 100% interest in two non-contiguous mineral exploration licenses (license numbers 017985M and 017987M) comprising 17 claims located along south-eastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 425 hectares (1,054.8 acres). We paid Mr. Mills $10,000 for the licenses. The acquisition of the mineral claims from Mr. Mills and his subsequent financing of the Company were not contingent upon one another.

No other material related party transactions between Castmor Resources and its officers, directors or control persons occurred during the fiscal year ended August 31, 2011.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2010 were $6,007.

The aggregate fees billed by MartinelliMick PLLC for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2011 will be approximately $6,000.

Audit Related Fees

For the fiscal years ended August 31, 2011 and 2010, the aggregate fees billed for assurance and related services by Chang Lee LLP relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $6,907 and $4,817, respectively.

Tax Fees

For the fiscal years ended August 31, 2011 and 2010, the aggregate fees billed for tax compliance, by Chang Lee LLP were nil.

All Other Fees

For the fiscal years ended August 31, 2011 and 2010, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Chang & Lee is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•         approved by our audit committee; or

•         entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit	Title

3.1	Amended and Restated Articles of Incorporation, Castmor Resources Ltd. (1)
3.2	Amended and Restated Bylaws, Castmor Resources Ltd. (1)
14.1	Code of Ethics for Senior Financial Officers, Castmor Resources Ltd. (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously included as an exhibit to the Form 10-K filed November 29, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTMOR RESOURCES LTD.
Date: November 29, 2011	By: /s/ John Allen John Allen Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ John Allen John Allen	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer & a director	November 29, 2011