Form 10-Q
period 2011-11-30
Castmor Resources Ltd
filed 2012-01-17
CIK 1411179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of January 14, 2011, the registrant had 32,487,000 shares of its Common Stock outstanding.

Part I -- Financial Information

Castmor Resources Ltd.

(An exploration stage company)

Balance Sheets

November 30, 2011

(Expressed in U.S. Dollars)

	November 30	August 31
	2011	2011
	(unaudited)

ASSETS

Current Assets
Cash	$15,447	$15,458
Prepaid expenses	4,925	16,025

Total assets	$20,372	$31,483

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$6,330	$185

Long-term Liabilities
Promissory note (Note 4)		—

Total Liabilities	6,330	185

Stockholders' Equity

Share capital

Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued		—

Common stock, $0.0001 par value; 900,000,000 shares authorized; 32,487,000 and 2,487,000 shares issued	3,249	3,249

Additional paid-in capital	226,631	226,631
Share subscriptions received		—

(Deficit) accumulated during the exploration stage	215,838	(198,582)

Total stockholders' equity	14,042	31,298

Total liabilities and stockholders' equity	$20,372	$31,483

The accompanying notes are an integral part of these financial statements.

Castmor Resources Ltd.

(An exploration stage company)

Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	June 27, 2005	Three months ended
	(inception) to	November 30	November 30
	November 30, 2011	2011	2010

Expenses

Consulting fees	46,896	3,350	11,148
Interest expenses and bank charges	11,986	—	2,100
General and administrative expenses	14,080	3	36
Professional fees	117,226	13,750	46,515
Resource property exploration costs	5,000	—	9,705
Transfer Expenses	3,053	145	75
Write-off mineral deposit	17,774	—	—

Operating (Loss)	216,015	17,248	69,579

Other Income (Loss)
Foreign exchange gain (Loss)	177	(8)	—

Net loss and comprehensive loss for the period	$(215,838)	$(17,256)	$(69,579)

Basic and diluted loss per share		$(0.00)	$(0.01)

Weighted average number of common shares outstanding
- basic and diluted		32,487,000	10,095,696

The accompanying notes are an integral part of these financial statements

Castmor Resources Ltd.

(An exploration stage company)

Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	June 27, 2005
	(inception) to	Three months ended
	November 30, 2011	November 30, 2011	November 30, 2010

Cash flows from (used in) operating activities
Net (Loss) for the period	$(215,838)	$(17,256)	$(69,579)

Adjustment for item not involving cash:
- Accrued interest of promissory note	—	—	2,014

Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses	(4,925)	11,100	49,157
- increase (decrease) in accounts payable and accrued liabilities	6,330	6,145	5,047

Net cash used in operating activities	(214,433)	(11)	(13,361)

Cash flows from (used in) financing activities
Proceeds from promissory note	—	—	—
Proceeds from issuance of common stock	229,880	—	—

Net cash provided by financing activities	229,880	—	—

Increase (decrease) in cash and cash equivalents	15,447	(11)	(13,361)

Cash and cash equivalents, beginning of period	—	15,458	29,032

Cash and cash equivalents, end of period	$15,447	$15,447	$15,671
Supplemental cash flow information
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $215,838 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at November 30, 2011 and August 30, 2011, there were no cash equivalents.

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

Assets Retirement Obligations

The Company has adopted ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at November 30, 2011 and 2010, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the three month periods ended November 30, 2011 and 2010.

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the three month periods ended November 30, 2011 and 2010.

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

Management believes other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

See Note 3.

Included in the prepaid expenses as of August 31, 2011, the sum of $11,250 was prepaid to Moneris Corporate Services Ltd. (“Moneris”), a consulting firm controlled by the mother of a controlling shareholder (after the private placement on September 22, 2010).

NOTE 6 - PREFERRED AND COMMON STOCK

The Company has 100,000,000 shares of preferred stock authorized and none issued.

The Company has 900,000,000 shares of common stock authorized, of which 32,487,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

NOTE 7 – SEGMENT INFORMATION

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

We posted an operating loss of $17,248 for the three month period ended November 30, 2011, due to professional fees of $13,750 and consulting fees of $3,350 and $148 in miscellaneous other expenses. This was a decrease from our operating loss of $69,579 for the same period in the previous fiscal year.

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

As of November 30, 2011, we had total assets of $20,372 comprised of $15,447 in cash and $4,925 in prepaid expenses. This is a decrease from $31,483 in total assets as of August 31, 2011. The decrease was primarily attributable to professional and consulting fees associated with Securities Act compliance and corporate development activities.

As of November 30, 2011, our total liabilities increased to $6,330 from $185 as of August 31, 2011. This increase primarily resulted from unpaid accounting fees.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by Castmor Resources’ management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of November 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective.

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

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

CASTMOR RESOURCES LTD.

Date: January 14, 2012	By /s/ John Allen
John Allen
President, Chief Executive Officer
Chief Financial Officer, and
Principal Accounting Officer