Form 10-Q/A
period 2011-11-30
Castmor Resources Ltd
filed 2012-01-20
CIK 1411179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of January 19, 2011, the registrant had 32,487,000 shares of its Common Stock outstanding.

EXPLANATORY NOTE

Castmor Resources Ltd. (the “Company”) is amending its report on Form 10-Q for the quarterly period ended November 30, 2011 to correct certain html coding errors on the cover page.

Item 6. Exhibits

Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTMOR RESOURCES LTD.

Date: January 19, 2012	By /s/ John Allen
John Allen
President, Chief Executive Officer
Chief Financial Officer, and
Principal Accounting Officer