Form 10-Q
period 2012-02-29
Castmor Resources Ltd
filed 2012-03-23
CIK 1411179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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

As of March 16, 2012, the registrant had 32,487,000 shares of its Common Stock outstanding.

Part I -- Financial Information

Castmor Resources Ltd.

(An exploration stage company)

Balance Sheets

February 29, 2012

(Expressed in U.S. Dollars)

	February 29	August 31
	2012	2011
	(unaudited)

ASSETS

Current Assets
Cash	$—	$15,458
Prepaid expenses	1,625	16,025

Total assets	$1,625	$31,483

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$4	$185

Total Liabilities	4	185

Stockholders' Equity

Share capital

Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued	—	—

Common stock, $0.0001 par value; 900,000,000 shares authorized; 32,487,000 and 2,487,000 shares issued	3,249	3,249

Additional paid-in capital	226,631	226,631

(Deficit) accumulated during the exploration stage	(228,259)	(198,582)

Total stockholders' equity	1,621	31,298

Total liabilities and stockholders' equity	$1,625	$31,483

The accompanying notes are an integral part of these financial statements.

Castmor Resources Ltd.

(An exploration stage company)

Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	June 27, 2005	Three months ended		Six months ended
	(inception) to	February 29	February 28	February 29	February 28
	February 29, 2012	2012	2011	2012	2011

Expenses

Consulting fees	$56,571	$9,675	$12,249	$13,025	$23,398
Interest expenses and bank charges	11,986	—	2,581	3	4,603
General and administrative expenses	14,636	556	1,259	556	1,373
Professional fees	119,231	2,005	2,600	15,755	49,114
Resource property exploration costs	5,000	—	—	—	—
Transfer Expenses	3,238	185	200	330	275
Write-off mineral deposit	17,774	—	—	—	9,705

Operating (Loss)	(228,436)	(12,421)	(18,889)	(29,669)	(88,468)

Other Income (Loss)
Foreign exchange gain (Loss)	177	—	—	(8)	—

Net loss and comprehensive loss for the period	$(228,259)	$(12,421)	$(18,889)	$(29,677)	$(88,468)

Basic and diluted loss per share		$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
- basic and diluted		32,487,000	12,487,000	32,487,000	11,278,209

The accompanying notes are an integral part of these financial statements

Castmor Resources Ltd.

(An exploration stage company)

Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	June 27, 2005
	(inception) to	Six months ended
	February 29, 2012	February 29, 2012	February 28, 2011

Cash flows from (used in) operating activities
Net (Loss) for the period	$(228,259)	$(29,677)	$(88,468)

Adjustment for item not involving cash:
- Accrued interest of promissory note	—	—	—

Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses	(1,625)	14,400	59,208
- increase (decrease) in accounts payable and accrued liabilities	4	(181)	4,907

Net cash used in operating activities	(229,880)	(15,458)	(24,353)

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	229,880	—	—

Net cash provided by financing activities	229,880	—	—

Increase (decrease) in cash and cash equivalents	—	(15,458)	(24,353)

Cash and cash equivalents, beginning of period	—	15,458	29,032

Cash and cash equivalents, end of period	$—	$—	$4,679
Supplemental cash flow information
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $228,259 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at February 29, 2012 and August 30, 2011, there were no cash equivalents.

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

Assets Retirement Obligations

The Company has adopted ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at February 29, 2012 and 2010, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the three month periods ended February 29, 2012 and 2010.

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the three and six month periods ended February 29, 2012 and 2010.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

See Note 3.

On December 1, 2011, the Company paid $8,000 to Moneris Capital Limited Partnership, a shareholder and creditor of the Company, for corporate development services rendered from December 1, 2011 through to February 29, 2012.

Included in the prepaid expenses as of August 31, 2011, the sum of $11,250 was prepaid to Moneris Corporate Services Ltd., a consulting firm controlled by the mother of a controlling shareholder (after the private placement on September 22, 2010).

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

We posted an operating loss of $12,421 for the three month period ended February 29, 2012, due to consulting fees of $9,675 and professional fees of $2,005 and $741 in miscellaneous other expenses. This was a decrease from our operating loss of $18,889 for the same period in the previous fiscal year.

Liquidity and Capital Resources

As of February 29, 2012, we had total assets of $1,625 comprised entirely of prepaid expenses. This is a decrease from $31,483 in total assets as of August 31, 2011. The decrease was primarily attributable to professional and consulting fees associated with Securities Act compliance and corporate development activities.

As of February 29, 2012, our total liabilities decreased to $4 from $185 as of August 31, 2011. This increase primarily resulted from unpaid accounting fees.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by Castmor Resources’ management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of February 29, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective.

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended February 29, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Castmor Resources Ltd. did not sell any equity securities during the three month period ended February 29, 2012.

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

CASTMOR RESOURCES LTD.

Date: March 16, 2012	By /s/ John Allen
John Allen
President, Chief Executive Officer
Chief Financial Officer, and
Principal Accounting Officer