Form 10-Q
period 2012-05-31
Castmor Resources Ltd
filed 2012-06-08
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended May 31, 2012

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission file # 001-34039


                             CASTMOR RESOURCES LTD.
             (Exact name of registrant as specified in its charter)

           Nevada                                                98-0471928
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

       614 E. Hwy 50, Suite 235
          Clermont, Florida                                        34711
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (866) 926-6427

        Securities registered pursuant to Section 12(b) of the Act: None.

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

As of June 1, 2012, the registrant had 32,487,000 shares of its Common Stock outstanding.

                         PART I -- FINANCIAL INFORMATION

Castmor Resources Ltd.
(An exploration stage company)
Balance Sheets
May 31, 2012
(Expressed in U.S. Dollars)

                                                                           May 31, 2012      August 31, 2011
                                                                           ------------      ---------------
                                                                           (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                     $       --           $   15,458
  Prepaid expenses                                                              1,625               16,025
                                                                           ----------           ----------

TOTAL ASSETS                                                               $    1,625           $   31,483
                                                                           ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $        4           $      185
                                                                           ----------           ----------

TOTAL LIABILITIES                                                                   4                  185
                                                                           ----------           ----------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Preferred stock, $0.0001 par value; 100,000,000 shares
   authorized; no shares issued                                                    --                   --
  Common stock, $0.0001 par value; 900,000,000 shares authorized;
   32,487,000 shares issued                                                     3,249                3,249
  Additional paid-in capital                                                  226,631              226,631
  (Deficit) accumulated during the exploration stage                         (228,259)            (198,582)
                                                                           ----------           ----------

TOTAL STOCKHOLDERS' EQUITY                                                      1,621               31,298
                                                                           ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    1,625           $   31,483
                                                                           ==========           ==========


The accompanying notes are an integral part of these financial statements.

Castmor Resources Ltd.
(An exploration stage company)
Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in U.S. Dollars)

                                        Cumulative from
                                         June 27, 2005
                                        (inception) to          Three months ended                 Nine months ended
                                         May 31, 2012     May 31, 2012      May 31, 2011     May 31, 2012      May 31, 2011
                                         ------------     ------------      ------------     ------------      ------------
EXPENSES
  Consulting fees                        $     56,571     $         --      $      2,400     $     13,025      $     26,106
  Interest expenses and bank charges           11,986               --             2,354                3             7,035
  General and administrative expenses          14,636               --             1,758              556             2,128
  Professional fees                           119,231               --                --           15,755            50,872
  Resource property exploration costs           5,000               --                --               --                --
  Transfer Expenses                             3,238               --                --              330               275
  Write-off mineral deposit                    17,774               --                --               --             9,705
                                         ------------     ------------      ------------     ------------      ------------

OPERATING (LOSS)                             (228,436)              --            (6,512)         (29,669)          (96,121)
                                         ------------     ------------      ------------     ------------      ------------
OTHER INCOME (LOSS)
  Foreign exchange gain (Loss)                    177               --               835               (8)              835
                                         ------------     ------------      ------------     ------------      ------------
NET LOSS AND COMPREHENSIVE LOSS
 FOR THE PERIOD                          $   (228,259)    $         --      $     (5,677)    $    (29,677)     $    (95,286)
                                         ------------     ------------      ------------     ------------      ------------

BASIC AND DILUTED LOSS PER SHARE                          $      (0.00)     $      (0.00)    $      (0.00)     $      (0.01)
                                                          ============      ============     ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING
  - basic and diluted                                       32,487,000        12,487,000       32,487,000        11,684,000
                                                          ============      ============     ============      ============


The accompanying notes are an integral part of these financial statements

Castmor Resources Ltd.
(An exploration stage company)
Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)



                                                        Cumulative from
                                                         June 27, 2005
                                                        (inception) to              Nine months ended
                                                         May 31, 2012        May 31, 2012        May 31, 2011
                                                         ------------        ------------        ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (Loss) for the period                                $(228,259)          $ (29,677)          $ (95,286)
  Changes in operating assets and liabilities
    - (increase) decrease in prepaid expenses                 (1,625)             14,400              60,011
    - increase (decrease) in accounts payable and
       accrued liabilities                                         4                (181)              6,808
                                                           ---------           ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES                       (229,880)            (15,458)            (28,467)
                                                           ---------           ---------           ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from issuance of common stock                     229,880                  --                  --
                                                           ---------           ---------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    229,880                  --                  --
                                                           ---------           ---------           ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  --             (15,458)            (28,467)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    --              15,458              29,032
                                                           ---------           ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $      --           $      --           $     565
                                                           =========           =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                            $      --           $      --           $   6,931
                                                           =========           =========           =========

  Income taxes paid                                        $      --           $      --           $      --
                                                           =========           =========           =========


The accompanying notes are an integral part of these financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Castmor Resources Ltd. (hereinafter "the Company") was incorporated in the State of Nevada, U.S.A., on June 27, 2005. The Company's fiscal year end is August 31.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercially minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. In 2005, the Company acquired mineral interests in two non-contiguous properties located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada. In 2009, the Company's interest in these mineral properties were forfeited. On September 20, 2010, the Company reacquired its interest in the mineral properties. On October 4, 2011, the Company's interest in the mineral properties was again forfeited.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at May 31, 2012 and August 30, 2011, there were zero and $15,458 cash equivalents.

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

The Company did not grant any stock options during the nine month periods ended May 31, 2012 and 2011.

Comprehensive Income

The Company adopted ASC 220, COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the three and nine month periods ended May 31, 2012 and 2011.

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

NOTE 4 - PROMISSORY NOTE

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

NOTE 5 - RELATED PARTY TRANSACTIONS

See Note 3.

On December 1, 2011, the Company paid $8,000 to Moneris Capital Limited Partnership, a shareholder and creditor of the Company, for corporate development services rendered from December 1, 2011 through to May 31, 2012.

Included in the prepaid expenses as of August 31, 2011, the sum of $11,250 was prepaid to Moneris Corporate Services Ltd., a consulting firm controlled by the mother of a controlling shareholder (after the private placement on September 22, 2010).

NOTE 6  - PREFERRED AND COMMON STOCK

The Company has 100,000,000 shares of preferred stock authorized and none issued.

The Company has 900,000,000 shares of common stock authorized, of which 32,487,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights. No shares were issued during the nine month period ended May 31, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2012, we had total assets of $1,625 comprised entirely of prepaid expenses. This is a decrease from $31,483 in total assets as of August 31, 2011. The decrease was primarily attributable to professional and consulting fees associated with Securities Act compliance and corporate development activities.

As of May 31, 2012, our total liabilities decreased to $4 from $185 as of August 31, 2011. This increase primarily resulted from unpaid accounting fees.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by Castmor Resources' management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were not effective.

CHANGES IN DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Castmor Resources Ltd. did not sell any equity securities during the three month period ended May 31, 2012.

ITEM 3. DEFAULT UPON SENIOR NOTES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit                            Description
-------                            -----------

31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*    Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
* To be provided by amendment

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CASTMOR RESOURCES LTD.


Date: June 8, 2012                        By  /s/ Benny Powell
                                              ----------------------------------
                                              Benny Powell
                                              President, Chief Executive Officer
                                              Chief Financial Officer, and
                                              Principal Accounting Officer