Form 10-K
period 2012-08-31
Red Giant Entertainment, Inc.
filed 2013-01-03
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Fiscal Year Ended August 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number: 001-34039

                          RED GIANT ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                98-0471928
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                  614 E. Hwy 50, Suite 235, Clermont, FL 34711
          (Address, including zip code, of principal executive offices)

                                  866-926-6427
              (Registrants' telephone number, including area code)

       Securities Registered Under Section 12(b) of the Exchange Act: None
                    Name of exchange on which registered: N/A

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large  accelerated  filer [ ]                      Accelerated  filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $49,284, based on the a private sale of the registrant's Common Stock on or about that date at a price of $0.0022 per share. For purposes of determining this number, all officers and directors and holders of more than 5% of the total outstanding shares of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of outstanding shares of the registrant's Common Stock on December 31, 2012 was 434,922,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-Q (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not applicable.

                          RED GIANT ENTERTAINMENT, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I
Item 1.   Business                                                            3
Item 1A.  Risk Factors                                                        6
Item 1B.  Unresolved Staff Comments                                           6
Item 2.   Properties                                                          7
Item 3.   Legal Proceedings                                                   7
Item 4.   Mine Safety Disclosures                                             7

PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and And Issuer Purchases of Equity Securities               7
Item 6.   Selected Financial Data                                             8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk         13
Item 8.   Financial Statements                                               13
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           13
Item 9A.  Controls and Procedures                                            14

PART III
Item 10.  Directors, Executive Officers and Corporate Governance             16
Item 11.  Executive Compensation                                             18
Item 12.  Security Ownership of Certain Beneficial Owners and Management     19
Item 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                       21
Item 14.  Principal Accountant Fees and Services                             21

PART IV
Item 15.  Exhibits and Financial Statement Schedules                         22

SIGNATURES                                                                   23

                          RED GIANT ENTERTAINMENT, INC.

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K (this "Annual Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The word "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements.

     Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences or effects on our business operations. We assume no obligation to update publicly, except as required by law, any such forward-looking statements, whether as a result of new information, future events or otherwise.

     The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles.

GENERAL

     Red Giant Entertainment, Inc. (sometimes "us," "the Company," "the Registrant," Red Giant" and similar terms), previously know as Castmor Resources, Ltd., refers to Red Giant Entertainment, Inc., unless otherwise expressly stated or the context otherwise requires.

     The Company was incorporated in the State of Nevada on June 27, 2005 under the name Castmor Resources, Ltd. Prior to June, 2012, we were primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercially minable reserve, we expected to actively prepare the site for extraction and enter a development stage. In 2005, we acquired mineral interests in two non-contiguous properties located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada. In 2009, our interests in these mineral properties were forfeited. On September 20, 2010, we reacquired these interests in the mineral properties. Thereafter, on October 4, 2011, our interests in the mineral properties were again forfeited.

     Since we had minimal operations, we were considered a "shell company" as that term is defined under Rule 405 of the Securities Exchange Act of 1934, as amended (sometimes "1934 Act"). Although it was our initial intention to be a mineral exploration company, due to the lack of revenues and adequate financing, we abandoned our business plan and began seeking out potential acquisitions, joint ventures and/or strategic relationships. Effective with the acquisition of Red Giant Entertainment, Inc., a Florida corporation on June 11,2012, we became an operating company and are no longer considered a "shell company".

     Effective August 19, 2010, the Company effected a five (5) for one (1) share reverse split of its authorized and issued and outstanding common stock. As a result of the reverse split, the Company's issued and outstanding common stock was reduced from 12,435,000 shares to 2,487,000 shares.

     On June 11, 2012, we entered into and completed the Share Exchange Agreement with Mr. Benny Powell to acquire a company then known as Red Giant Entertainment, Inc. ("RGE"). Pursuant to the terms and conditions of the Share Exchange Agreement, Benny Powell exchanged 100% of the issued and outstanding shares in RGE for forty million (40,000,000), or 240,000,000 post-split, newly-issued restricted shares of the Company's common stock resulting in the acquisition of RGE by the Company. In addition, Mr. Powell became the sole officer and director of the Company.

     On June 26, 2012, we changed the Registrant's name from Castmor Resources, Ltd. to Red Giant Entertainment, Inc. Red Giant Entertainment, Inc. is an intellectual property development company that intends to develop content for itself and for use on the internet and on various multiple media platforms. As of June 11, 2012, RGE's intellectual properties consisted of internally developed graphic novel artwork and these properties were contributed by Mr. Powell to RGE and valued at $29,250, which was determined based on its historical cost basis of per page cost for artists and printing.

     On July 19, 2012, the Company effectuated a 6-for-1 forward split of its common stock.

     We believe that the digital distribution of content provides an opportunity to reach a wider and more diverse audience for original stories and the creation of modern myths provides the audience an interactive entertainment experience and also serves as a platform for advertising and merchandising.

     The Company's properties, comic book style, are intended to be developed for both the comic book market and also used in other media such as movies, video games, television, novels, toys, apparel and telephone wireless applications. The Company intends to engage in either the direct production of its properties or enter into licensing agreement with others. The product is intended to be available for others to purchase advertising on terms and conditions to be determined by the licensee of the product. The Company intends to retain a royalty for both the product and for the included advertising content. Merchandise revenue related to the product will also be available to the Company on terms and conditions to be negotiated between the licensee and the Company or retained by the Company.

     We have not established a time line to reflect the anticipated plan of operations and we have not established an anticipated operational milestone.

     Our website is www.redgiantentertainment.com. The contents of this website are not made a part of this filing and should be considered to be a website under development.

CREATIVE AND PRODUCTION PROCESS

     The Company intends to retain freelance artists and writers who generally are paid on a per-page basis. They will be eligible to receive incentives or royalties based on the number of copies sold (net of returns) of the comics books in which their work appears. Currently, the Company does not have any agreements with artisst/writers, but it intends to pursue agreements with artists and writers.

     The creative process begins with the development of a story line by Mr. Powell. From the established story line, Mr.Powell or the writer develops a character's actions and motivations into a plot. After a writer has developed the plot, a pencil artist translates it into an action-filled pictorial sequence of events. The penciled story is returned to the writer who adds dialogue, indicating where the balloons and captions should be placed. The completed dialogue and artwork are forwarded to a letterer who letters the dialogue and captions in the balloons. Next, an inker enhances the pencil artist's work in order to make the drawing appear three dimensional.

     The artwork is then sent to a coloring artist. Typically using only four colors in varying shades, the coloring artist uses overlays to create over 100 different tones. This artwork is subcontracted to a color separator who produces separations and sends the finished material to the printer. It is anticipated that printing services for the Company's comic books will be done by Active Media Publishing LLC, an entity controlled by our President and CEO, Benny Powell.

PRODUCTS AND SERVICES

     We intend to initially engage in three areas of distribution. Our goal and objective is to engage initially in licensing, and thereafter, in direct production to the mass market retail book reader, to those who collect books and to those who read using the internet as a source of product. We further believe that our properties can be adapted for video games and application entertainment.

MASS MARKET BOOK DISTRIBUTION

     The "Mass Market Book" line will consist of four main titles with a fifth quarterly title that will fill out the calendar to insure a full 52 week schedule. Each book's format will be 64 pages in total, plus 4-page cover.

     Currently, we are developing a product consisting of a 32-page issue for content, 2-4 pages for editorial and up to 30 pages interior and 3 "premium" cover pages (inside front, inside back and back cover) for advertising. The "Center Spread" will also be a premium spot and will always be reserved for advertisements.

COLLECTED BOOK DISTRIBUTION

     The "Collected" line will consist of four to five issues bundled together with extra material to create what is called a "graphic novel." These will be sold through regular comic book and book store markets as well as direct to consumers through an online store which the Company maintains on its website, Its products are also sold through several major distributors, including Diamond, Baker and Taylor, and Amazon.

ELECTRONIC BOOK DISTRIBUTION

     We believe that the electronic book distribution market is in its infancy and we intend to attempt to enter into this market. We have a strategic partnership with Keenspot.com to host the internet web versions of various projects as well as handle the digital application and mobile media distribution channels as well. Keenspot.com currently has comic properties which include a network of more than four dozen Keenspot - exclusive - webcomic sites, in addition to the user-generated comics site ComicGenesis.com, which hosts over 10,000 independent webcomics. Keenspot sites have over 2 million unique visitors monthly. They also produce animated shorts under the Keentoons label which are distributed internationally by ThunderSquid to mobile phone carriers worldwide including Verizon V-CAST (U.S.) and O2 (U.K.).

PRODUCTION

     We intend to have three stages of production. First is the creative phase of our comics into electronic, printable files. Second is the printing phase where these electronic files are turned into paper periodicals. Third, is a digital phase that converts the files into electronic media suitable for dissemination as applications or Web content. Other than the creative phase, we intend to enter into contracts with unrelated third parties for each of the stages of production.

COMPETITION

     The comic book and related intellectual development industries are highly competitive with little or no barriers to entry. The Company competes with publishers and creative individuals.

     Most of the Company's competitors are part of integrated entertainment companies and all have greater resources than the Company. The Company also faces competition from other entertainment media, such as movies and video games, but believes that it benefits from the low price of comic books, sports and entertainment trading cards and children's activity sticker collections in relation to such other products.

     The market for digital distribution of content and products and related Internet services and products is intensely competitive. Since there are no substantial barriers to entry, we expect competition in these markets to intensify. We believe that the principal competitive factors in these markets are name recognition, performance, ease of use and functionality. Our existing competitors, as well as a number of potential new competitors, may have longer operating histories in the digital distribution market, greater name recognition, larger customer bases and databases and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns and make more attractive offers to potential employees. Further, there can be no assurance that our competitors will not develop services and products that are equal or superior to ours or that achieve greater market acceptance than our offerings in the area of name recognition, performance, ease of use and functionality. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

PATENT, TRADEMARK, LICENSE AND FRANCHISE RESTRICTIONS AND CONTRACTUAL
OBLIGATIONS

     There are inherent factors and circumstances associated with the development of intellectual properties and we plan to obtain protection with applicable patents and trademarks. We intend to protect our intellectual properties from license infringements or violations. The Company has not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

     Our success depends in part upon our protection of our intellectual properties. We will principally rely upon copyright and contract law to protect our proprietary properties. There can be no assurance that the steps taken will be adequate to prevent misappropriation of our intellectual properties.

EMPLOYEES

     We currently have no employees other than our sole officer and director. We do not now have, nor have we ever had, an employment agreement with any of our officers or directors. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer and director.

ITEM 1A. RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provided the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     The Staff of the Securities and Exchange Commission has reviewed our Form 8-K initially filed on June 18, 2012. On November 6, 2012 we filed an amendment to the Form 8-K (Amendment Number 1). The Staff has not reviewed this Form 8-K/A file in response to these comments and indicated that the amendment may still be defective in (i) that certain requested financial statements were not included,
(ii) that we did not file a letter indicating the changes that were made, and
(iii) that the filed copy was not marked by our EDGAR filer to reflected the changes from the original to facilitate the Staff's review of the Form 8-K/A. We will be required to further amend this Form 8-K and may be required to file additional reports to include certain disclosures on an additional Form 8-K. Certain of the responses to the comments may be addressed in this Form 10-K. In the event that we determine that certain of the comments do not apply to the disclosed facts and circumstance or if we determine that an amendment is not appropriate, we will appropriately advise the Staff of the Securities and

Exchange Commission. Until we respond and until the Staff has reviewed our responses and amendments, or either, we are deemed to have unresolved Securities and Exchange Commission Staff comments.

ITEM 2. PROPERTIES

     We do not own or rent facilities of any kind. At present, we are operating from office space located at 614 East Highway 50, Suite 235, Clermont, Florida 34711 which is provided at negligible cost by our CEO. We will continue to use this space for our executive offices for the foreseeable future. We anticipate entering into a month to month rental agreement for added space in January 2013 or earlier if we obtain a positive cash flow from operations.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to, nor are any of our property currently the subject of, any material legal proceeding. None of the Company's directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

     In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters could have a material adverse effect upon our financial condition and/or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     The Company's common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD") on March 4, 2008 under the symbol "CASL." On August 28, 2012, the symbol was changed from CASL to REDG.

     There is a very limited or no trading market for our common stock at present and there has been no established trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The only trade known to the Company was a private sale of 10,080,000 shares of our common stock on April 4, 2012, at a price of $0.0022 per shares, as reported on a Form 4 filed with the SEC on April 4, 2012.

HOLDERS

     On August 31, 2012, the stockholder's list of our shares of common stock showed 40 registered holders of our shares of common stock and 434,922,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

EQUITY COMPENSATION PLANS

     As of August 31, 2012, we had not compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, including any underlying options or warrants.

PERFORMANCE GRAPH

     We are a "smaller reporting company" as defined by Regulation S-K and, as such, are not required to provide this information.

RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

     None.

DIVIDENDS

     Holders of outstanding shares of common stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to shareholders after distribution is made to the preferred shareholders, if any, who are given preferred rights upon liquidation. Holders of outstanding shares of common stock have no preemptive, conversion or redemptive rights. To the extent that additional shares of Company's common stock are issued, the relative interest of then existing shareholders may be diluted. The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements; we do not anticipate paying any dividends upon our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     We are a "smaller reporting company" as defined by Regulation S-K and, as such, are not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This Annual Report includes forward-looking statements. Generally, the words "believes ", "anticipates", " may ", "will", "should ", "expect", "intend", "estimate", "continue" and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report.

     Management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED AUGUST 31, 2012 (8 MONTHS) COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2011 (12 MONTHS)

     REVENUES. During the fiscal year ended August 31, 2012 revenues were $97,486, an increase of $44,200 or 83% from $53,286 for the fiscal year ended December 31, 2011. The increase in revenues was a result of improvement in the overall market for our products.

     COST OF SALES. During fiscal year ended August 31, 2012, we incurred Cost of Sales of $69,651 compared to $27,563 incurred during the fiscal year ended December 31, 2011 (an increase of $42,088 or 153%). Cost of sales increased due to increased number of titles in development and production necessary for the creation of books to sell in forthcoming quarters.

     GROSS PROFITS. Gross Profit increased from $25,723 during the fiscal year ended December 31, 2011 to $27,835 during the fiscal year ended August 31, 2012. The increase of $2,112, or 8% was largely due to higher revenues in spite of increased cost of sales.

     GENERAL/ADMINISTRATIVE. During fiscal year ended August 31, 2012, we incurred General and Administrative expenses of $44,304 compared to $16,601 incurred during the fiscal year ended December 31, 2011 (an increase of $27,703 or 167%). General and administrative expenses include corporate overhead, financial and administrative services, marketing and professional costs. The increase was primarily due to the expenses for professional fees as a reporting company.

     INCOME. Our net income for the fiscal year ended August 31, 2012 was a loss of ($16,469) compared to a net profit of $9,122 during the fiscal year ended December 31, 2011 (a decrease of $25,591 or 280%). The decrease in net income is primarily attributable to the expenses of being a reporting company.

LIQUIDITY AND CAPITAL RESOURCE

     As of August 31, 2012 we had cash or cash equivalents of $269, which is the only amount available to us for current expenses until such time as we are able to secure additional investment capital.

     The bulk of our other assets consist of inventory in the amount $10,928 and Intellectual Property (net of amortization) of $19,500, together with prepaid expenses of $20,000.

CASH FLOWS FROM OPERATING ACTIVITIES

     For the fiscal year ended August 31, 2012, we had net cash used by operating activities of $7,364 as compared to net cash used by operating activities of $1,329 in the fiscal year ended December 31, 2011.

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used by financing activities for the fiscal year ended August 31, 2012 was $3,333 as compared to $0 during the fiscal years ended December 31, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

      For the fiscal year ended August 31, 2012, we had net cash provided by financing activities of $10,869 as compared to $1,426 during the fiscal year ended December 31, 2011.

SATISFACTION OF FUTURE OBLIGATIONS

     A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues, which may take the several months or years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

     Since inception, we have financed cash flow requirements through issuance of common stock for cash and services. As we expand operational activities, we may experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

     Over the next twelve months we will seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

     We anticipate incurring operating losses over the next six months or more. Our lack of operating history makes predictions of future operating results difficult to ascertain. Risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, respond to competitive developments, an attract, retain and motivate qualified personnel.

     There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. All significant accounting policies have been disclosed in Note 1 to the financial statements for the year ended August 31, 2012. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.

     We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

GOING CONCERN

     The financial statements included in our filings have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of our Company as a going concern. Management may use borrowings and security sales to mitigate the effects of its cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

     The Company is currently generating revenues from operations sufficient to meet its operating expenses. However, management believes that given the current economic environment and the continuing need to strengthen our cash position, there is still doubt about the Company's ability to continue as a going concern. Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities, as well as a strategic or other transaction, to obtain additional funding to continue the development of, and successfully commercialize, its products. There can be no assurance that the Company will be successful in its efforts and this raises substantial doubt about the Company's future. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company's business, results of operations, liquidity and financial condition would be materially and adversely harmed, and the Company will be unable to continue as a going concern.

     The Company believes that its ability to execute its business plan, and therefore continue as a going concern, is dependent upon its ability to do the following:

     * obtain adequate sources of funding to fund long-term business operations;
     * enter into a licensing or other relationship that allows the Company to commercialize its products;
     *    manage or control working capital requirements; and
     * develop new and enhance existing relationships with product distributors and other points of distribution for the Company's products.

     There can be no assurance that the Company will be successful in achieving its short- or long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTANGIBLE ASSETS

     The Company's intellectual property consists of graphic novel artwork and was contributed by a shareholder to the Company. The intangible is being amortized over its life of five years.

REVENUE RECOGNITION

     The Company follows the guidance of paragraph 605-10-S99-1 of the FAS Accounting Standards Codification for Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer,
(iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

INCOME TAXES

     The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.

EARNINGS (LOSS) PER SHARE

     The Company computes net loss per share and requires presentation of both basic and diluted earnings per share, EPS, on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements

RECENTLY ANNOUNCES PRONOUNCEMENTS

     Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

     In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, "INTANGIBLES--GOODWILL AND OTHER (TOPIC 350): TESTING INDEFINITE-LIVED INTANGIBLE ASSETS FOR IMPAIRMENT" (the "Update"). The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights. The new standard is effective for fiscal years beginning after September 15, 2012. As of August 31, 2012, none of the Company's intangible assets are amortized as indefinite-lived intangible assets. Therefore, the adoption of this amendment is not expected to have a material impact on the Company's financial position or results of operations.

     In September 2011, the FASB issued ASU No. 2011-08, "Intangibles--Goodwill and Other (Topic 350): TESTING GOODWILL FOR IMPAIRMENT." This amendment permits, but does not require, an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendment is required to be adopted by the Company beginning October 1, 2012, although early adoption is permitted. The Company will consider assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test in future periods. The adoption of this amendment is not expected to have a material impact on the Company's financial position or results of operations.

     In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic
820): AMENDMENTS TO ACHIEVE COMMON FAIR VALUE MEASUREMENTS AND DISCLOSURE REQUIREMENTS IN U.S. GAAP AND INTERNATIONAL FINANCIAL REPORTING STANDARDS
(IFRS). Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders' equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact this update will have on our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a smaller reporting company as defined by Regulation S-K and are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the "F" pages herein comprising a portion of this Annual Report on Form 10-K.

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

DISMISSAL OF MNP LLP AND APPOINTMENT OF MARTINELLIMICK PLLC

     On November 2, 2011, the Company's board of directors dismissed MNP LLP as the Company's independent registered public accounting firm.

     The report of our former independent accountants, Chang Lee LLP, regarding the Company's financial statements for the fiscal years ended August 31, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements for the years ended August 31, 2010 and 2009 contained an explanatory paragraph that noted there was substantial doubt as to our ability to continue as a going concern.

     During the recent fiscal years ending August 31, 2010 and 2009 and through November 2, 2011, there have been no (i) disagreements with MNP LLP or Chang Lee LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MNP LLP or Chang Lee LLP, would have caused either MNP LLP or Chang Lee LLP to make reference to the subject matter of the disagreement(s) in connection with their reports; or (ii) "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

     Concurrent with the dismissal of MNP LLP, we appointed MartinelliMick PLLC as the Company's new independent registered public accounting firm.

     During the recent fiscal years ending August 31, 2012 and 2011, and through December 31, 2012, we have not consulted MartinelliMick PLLC regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on our financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)). We have had no disagreements with our present accountants, MartinelliMick PLLC, on accounting and financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company's management, who also serves as the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of August 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

     Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of August 31, 2012.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

     * pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     * provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
     * provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of August 31, 2012. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). While this assessment is not formally documented, management concluded that, as of August 31, 2012, the Company's internal control over financial reporting is not effective based on those criteria.

     Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are disclosed below.

     * The Company does not have an audit committee or any other governing body to oversee management.
     * Documentation of proper accounting procedures is not present and fundamental elements of an effective control environment were not present as of August 31, 2012, including formalized monitoring procedures.
     * We presently have only one officer and no employees. In as much as there is no segregation of duties within the Company, there is no management oversight, no one to review control documentation and no control documentation is being produced at this time.

     This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as management's report was not subject to attestation by our registered public accounting firm pursuant the permanent exemption of the SEC that require us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     Due to the change in control of the registrant, there have been changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We are currently evaluating those changes.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

     On June 11, 2012, as part of the transaction contemplated by the Share Exchange Agreement, we received the resignation of John Allen as the Company's President, Secretary, and Treasurer. Concurrently on June 20, 2012, our Board of Directors elected Powell to fill a vacancy on the Board of Directors and he was also appointed President, Secretary and Treasurer. Thereafter, John Allen resigned leaving Powell as the sole director of the Company.

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the shareholders. Officers and other employees serve at the will of the Board of Directors.

                                                              Period Served as
   Name                      Position               Age       Director/Officer
   ----                      --------               ---       ----------------

Benny Powell   Chief Executive Officer, President,   39    6/11/2012 to present
               Chief Financial Officer, Secretary          (appointed a Director
               and a director                              in December 2011)

The mailing address for all our officers and directors is 614 E. Hwy 50, Suite 235, Clermont, FL 34711.

     Benny Powell has served as our Chief Executive Officer, President, Secretary, Chief Financial Officer and sole director since June 11, 2012. Mr. Powell was the founder of Red Giant Entertainment (acquired by the Company on June 11, 2012) and served as its Chief Executive Officer from formation in January 2011 to its acquisition by the Company. He also founded and has served as Chief Executive Officer of Active Media Publishing, LLC from 2003 to present.

     Our by-laws provide that all directors hold office until the next annual stockholder's meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Our officers serve at the will of the Board of Directors.

     There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors is acting on behalf of or will act at the direction of any other person.

     The sole remaining director may fill vacancies on the Board of Directors. The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

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

COMMITTEES OF THE BOARD

     All proceedings of the board of directors for the fiscal year ended August 31, 2012 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. The Company does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

     We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

     A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Benny Powell, at the address appearing on the first page of this registration statement.

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

SECTION 16(a) COMPLIANCE

     Section 16(a) of the 1934 Act requires directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. We have no knowledge that, as of the date of this filing, other than Benny Powell, who owns more than ten percent of our common stock, of any person who has failed to file an initial Form 3, Form 4 current report, or an annual Form 5 in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE - FISCAL YEARS ENDED AUGUST 31, 2011 AND AUGUST 31, 2012.

     The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid the named persons for all services rendered in all capacities during the noted periods. The two named persons were executive officers as of August 31, 2011 and Benny Powell was the sole executive officer as of August 31, 2012. No executive officer received total annual salary and bonus compensation in excess of $100,000.

SUMMARY COMPENSATION TABLES

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------

John Allen      2011     --         --          --          --            --              --               --           -0-
John Allen      2012     --         --          --          --            --              --               --           -0-
  (through 6/11/2012)
President,
Secretary
and CFO

Benny Powell    2011     --         --          --          --            --              --               --           -0-
President,      2012     --         --          --          --            --              --               --           -0-
Secretary
and CFO

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

     Benny Powell, our sole director and executive officer, currently receives no compensation for his services as a director. We contemplate that in the future Benny Powell will be paid a monthly salary as our executive officer of $5,000 per month.

OUTSTANDING EQUITY AWARDS.

     None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended August 31, 2012.

DIRECTOR COMPENSATION.

     During the fiscal year ended August 31, 2012 or 2011, there were no arrangements between us and Benny Powell that resulted in our making payments to our director for any services provided to us by him.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table presents information about the beneficial ownership of our common stock on August 31, 2012, held by our founder, director and executive officer and by those persons known to beneficially own more than 5% of our capital stock. The percentage of beneficial ownership for the following table is based on 434,922,000 shares of common stock outstanding as of August 31, 2012.

     Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.



                                                               Amount and                   Percentage
                                                               Nature of       Percentage     of All
                                Name and Address               Beneficial      of Common      Voting
Title of Series               of Beneficial Owner              Ownership        Stock(1)      Rights
---------------               -------------------              ---------        --------      ------
DIRECTORS AND EXECUTIVE OFFICERS

Common Stock          Benny Powell                            311,160,000        71.50%       71.50%
                      Chief Executive Officer, President,        Direct
                      Secretary, Chief Financial Officer
                      and a Director (2)(3)(4)

Common Stock          All Directors and Executive Officers    311,160,000        71.50%       71.50%
                      as a Group (1 person)                      Direct

                                                               Amount and                   Percentage
                                                               Nature of       Percentage     of All
                                Name and Address               Beneficial      of Class or    Voting
Title of Series               of Beneficial Owner              Ownership        Series(1)     Rights
---------------               -------------------              ---------        ---------     ------
5% STOCKHOLDERS

Common Stock          Benny Powell (2)(3)(4)                  311,160,000         71.5%        71.5%
                                                                 Direct



----------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.
(2) Mr. Powell has sole investment power and sole voting power over the shares of common stock that he owns.
(3)  Mr. Powell's address is: 614 E. Hwy 50, Suite 235, Clermont, FL 34711 20
(4) In addition to the 240,000,000 (40,000,000 pre-split) shares of common stock acquired by Mr. Powell pursuant to the Share Exchange Agreement described hereinabove, Mr. Powell acquired 71,160,000 (11,860,000 pre-split) shares of common stock in private transactions with other shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

INDEPENDENT DIRECTOR

     We have no currently "independent director" as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers. We are not presently required to have independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed by MartinelliMick PLLC for professional services rendered for the audit of our annual financial statements including the Annual Report on Form 10-K for the fiscal year ended August 31, 2011 were $6,000.

     The aggregate fees billed by MartinelliMick PLLC for professional services rendered for the audit of our annual financial statements including the Annual Report on Form 10-K for the fiscal year ended August 31, 2012 will be approximately $10,000.

AUDIT RELATED FEES

     For the fiscal years ended August 31, 2012 and December 31, 2011, the aggregate fees billed for assurance and related services by MartinelliMick PLLC relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $3,908 and $-0-, respectively.

TAX FEES

     For the fiscal years ended August 31, 2012 and December 31, 2011, the aggregate fees billed for tax compliance were $-0-.

ALL OTHER FEES

     For the fiscal years ended August 31, 2012 and December 31, 2011, the aggregate fees billed by MartinelleMick PLLC for other non-audit professional services, other than those services listed above, were $-0-.

AUDIT COMMITTEE

     We do not have an audit committee.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

     See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit
  No.             Description                                        Location
  ---             -----------                                        --------
3.1      Amended and Restated Articles of              Incorporated by reference to Exhibit 3.1
         Incorporation of the Company                  to the Form 10-K filed by the Company
                                                       with the SEC on November 29, 2010, as
                                                       subsequently amended.

3.2      Bylaws of the Company                         Incorporated by reference to Exhibit 3.2
                                                       to the Form 10-K filed by the Company
                                                       with the SEC on November 29, 2010, as
                                                       subsequently amended.

3.3      Certificate of Amendment to the               Provided herewith.
         Certificate of Incorporation filed
         with the Nevada Secretary of State
         on June 26, 2012.

14.1     Code of Ethics for Senior Financial           Incorporated by reference to Exhibit
         Officers of the Company                       14.1 to the Form 10-K filed by the
                                                       Company with the SEC on November 29, 2010.

31.1     Certifications of the Chief Executive         Provided herewith.
         Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

31.2     Certifications of the Chief Financial         Provided herewith.
         Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

32.1     Certification Pursuant to 18 U.S.C.           Provided herewith.
         Section 1350, as Adopted Pursuant
         to Section 906 of the Sarbanes-Oxley
         Act of 2002

32.2     Certification Pursuant to 18 U.S.C.           Provided herewith.
         Section 1350, as Adopted Pursuant
         to Section 906 of the Sarbanes-Oxley
         Act of 2002

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RED GIANT ENTERTAINMENT, INC.


Date: January 2, 2013              By: /s/ Benny Powell
                                      ---------------------------------------
                                      Benny Powell
                                      Chief Executive Officer &
                                      Principal Executive Officer


Date: January 2, 2013              By: /s/ Benny Powell
                                      ---------------------------------------
                                      Benny Powell
                                      Chief Financial Officer & Principal
                                      Financial and Accounting Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on December January 2, 2013.

     Signatures                         Title                 Date
     ----------                         -----                 ----


/s/ Benny Powell
---------------------------           Director           January 2, 2013
Benny Powell

                                             [LETTERHEAD OF MARTINELLIMICK PLLC]


To the Board of Directors and Stockholders
Red Giant Entertainment, Inc.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Red Giant Entertainment, Inc. as of August 31, 2012 and December 31, 2011, and the related statements of operations, stockholders' equity, and cash flows for each of the periods then ending. Red Giant Entertainment, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Giant Entertainment, Inc. as of August 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the periods then ending in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's accumulated deficit and net loss raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ MartinelliMick PLLC
--------------------------------
MartinelliMick PLLC
Spokane, Washington
January 2, 2013

                          RED GIANT ENTERTAINMENT INC.
                   (formerly known as Castmor Resources Ltd.)
                                 Balance Sheets

                                                                                  August 31,        December 31,
                                                                                    2012               2011
                                                                                  --------           --------
ASSETS

Current Assets
  Cash in Banks                                                                   $    269           $     97
  Inventory                                                                         10,928             16,301
  Prepaid Expenses                                                                  20,000                 --
                                                                                  --------           --------
      Total Current Assets                                                          31,197             16,398

Computer Equipment - net of depreciation                                             3,277                 --
Intellectual Property - net of amortization                                         19,500             23,400
                                                                                  --------           --------

TOTAL ASSETS                                                                      $ 53,974           $ 39,798
                                                                                  ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts Payable & Accrued Expenses                                               $ 19,776           $     --
                                                                                  --------           --------

Commitments & Contingencies                                                             --                 --
                                                                                  --------           --------
STOCKHOLDERS' EQUITY
  Preferred stock,$0.0001 par value; 100,000,000 shares authorized;
   no shares issued                                                                     --                 --
  Common Stock, $0.0001 par value; 900,000,000 shares authorized;
   434,922,000 & 240,000,000 shares issued and outstanding, respectively            43,492             24,000
  Additional paid in capital                                                            --              6,676
  Discount on Common Stock                                                          (1,947)                --
  Accumulated earning (deficit)                                                     (7,347)             9,122
                                                                                  --------           --------
Total Stockholders' Equity                                                          34,188             39,798
                                                                                  --------           --------

TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY                                         $ 53,974           $ 39,798
                                                                                  ========           ========


   The accompanying notes are an integral part of these financial statements.

                          RED GIANT ENTERTAINMENT INC.
                   (formerly known as Castmor Resources, Ltd.)
                            Statements of Operations

                                                             8 months ended        12 months ended
                                                                August 31,           December 31,
                                                                  2012                   2011
                                                              ------------           ------------
Sales                                                         $     97,486           $     53,286
Cost of Sales                                                       69,651                 27,563
                                                              ------------           ------------
      Gross Profit                                                  27,835                 25,723

Expenses
  Advertising & marketing                                              962                  3,902
  Depreciation & amortization                                        3,956                  5,850
  General & administrative                                           3,362                  5,269
  Travel & entertainment                                             2,014                  1,580
  Payroll & related expenses                                         7,302                     --
  Meeting & conventions                                              5,213                     --
  Professional fees                                                 21,495                     --
                                                              ------------           ------------
      Total Expense                                                 44,304                 16,601
                                                              ------------           ------------

Net Income (loss) before taxes                                     (16,469)                 9,122

Income taxes                                                            --                     --
                                                              ------------           ------------

Net Income (loss)                                             $    (16,469)          $      9,122
                                                              ============           ============

Net income per share, basic and diluted                       $      (0.00)          $       0.00
                                                              ============           ============

Weighted average number of common shares outstanding,
 basic & diluted                                               208,730,500            240,000,000
                                                              ============           ============


   The accompanying notes are an integral part of these financial statements.

                           RED GIANT ENTERTAINMENT INC
                   (formerly known as Castmor Resources, Ltd.)
                        Statement of Stockholders' Equity

                                                                             Additional    Discount   Accumulated      Total
                              Preferred Stock           Common Stock          Paid in     on Common     Earning     Shareholder
                              Sh          Amt         Sh            Amt       Capital       Stock      (Deficit)      Equity
                            -------    --------   -----------    ---------   ---------    --------      --------     --------
Beg. bal, January 1, 2011        --    $     --   240,000,000    $  24,000   $   6,676    $     --      $     --     $ 30,676

Net Income                                                                                                 9,122        9,122
                            -------    --------   -----------    ---------   ---------    --------      --------     --------
Balance December 31, 2011        --          --   240,000,000       24,000       6,676          --         9,122       39,798

Contributed capital              --          --            --           --      10,869          --            --       10,869

Recapitalization from
 reverse merger                  --          --   194,922,000       19,492     (17,545)     (1,947)           --           --

Net Loss                                                                                                 (16,469)     (16,469)
                            -------    --------   -----------    ---------   ---------    --------      --------     --------
Balance August 31, 2012          --    $     --   434,922,000    $  43,492   $      --    $ (1,947)     $ (7,347)    $ 34,198
                            =======    ========   ===========    =========   =========    ========      ========     ========


   The accompanying notes are an integral part of these financial statements.

                             RED GIANT ENTERTAINMENT
                  (formerly known as Castmor Resources, Ltd.)
                             Statements of Cash Flow

                                                              8 months ended       12 months ended
                                                                 August 31,          December 31,
                                                                    2012                 2011
                                                                  --------             --------
OPERATING ACTIVITIES
  Net Income                                                      $(16,469)            $  9,122
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation & amortization                                     3,956                5,850
     Inventory                                                       5,373              (16,301)
     Prepaid expenses                                              (20,000)                  --
     Accounts payable & accrued expenses                            19,776                   --
                                                                  --------             --------
          Net Cash Used by Operating Activities                     (7,364)              (1,329)
                                                                  --------             --------
INVESTING ACTIVITIES
  Computer equipment purchased                                      (3,333)                  --
                                                                  --------             --------
          Net Cash Used by Investing Activities                     (3,333)                  --
                                                                  --------             --------
FINANCING ACTIVITIES
  Capital contributed                                               10,869                1,426
                                                                  --------             --------
          Net Cash Provided by Financing Activities                 10,869                1,426
                                                                  --------             --------

Net Cash Increase for Period                                           172                   97
Cash at Beginning of Period                                             97                   --
                                                                  --------             --------

Cash at End of Period                                             $    269             $     97
                                                                  ========             ========

Supplemental cash flow information:
  Interest paid                                                   $     --             $     --
                                                                  ========             ========
  Income taxes paid                                               $     --             $     --
                                                                  ========             ========
Non-cash Investing and Financing Activities
  Shareholder contribution of intellectual property               $     --             $ 29,250
                                                                  ========             ========


   The accompanying notes are an integral part of these financial statements.

                         RED GIANT ENTERTAINMENT, INC.
                  (formerly known as Castmor Resources, Inc.)
                       Notes to the Financial Statements
                                August 31, 2012


ORGANIZATION AND DESCRIPTION OF BUSINESS

Red Giant Entertainment LLC, (hereinafter "the Company") was formed in the State of Florida, U.S.A., on January 1, 2011. The Company's fiscal year end is December 31. On May 9, 2012, the Company incorporated and changed its name to Red Giant Entertainment, Inc. ("RGE") All income and expenses in these financial statements have been recharacterized for reporting purposes to be all inclusive for the corporate entity. The Company was originally a publishing company, but has expanded its operations to include mass media and graphic novel artwork development.

On June 11, 2012, Castmor Resources Ltd., a Nevada corporation entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Red Giant Entertainment Inc., and Benny Powell, who had owned 100% of the issued and outstanding shares in RGE. Pursuant to the terms and conditions of the Share Exchange Agreement, RGE exchanged 100% of the outstanding shares in RGE for forty million (40,000,000; 240,000,000 post split) newly-issued restricted shares of the Company's common stock. Due to the recapitalization and reverse merger with Castmor Resources Ltd, 32,487,000 shares (194,922,000 post split) were issued in the entity. The Company subsequently approved a 6 to 1 forward stock split of all shares of record in June, 2012.

The exchange resulted in RGE becoming a wholly-owned subsidiary of the Company. As a result of the Share Exchange Agreement, the Company will now conduct all current operations through Red Giant Entertainment, and our principal business became the business of RGE. All share information has been restated for both the reverse merger and the forward stock split for all periods presented.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ACCOUNTING METHOD
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

ADVERTISING
Advertising costs are expensed as incurred. The Company expensed advertising costs of $962 and $109 for the periods ending August 31, 2012 and December 31, 2011, respectively.

ASSET RETIREMENT OBLIGATIONS
The Company has adopted ASC 410, ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at August 31, 2012 and December 31, 2011, the Company does not have any asset retirement obligations.

                         RED GIANT ENTERTAINMENT, INC.
                  (formerly known as Castmor Resources, Inc.)
                       Notes to the Financial Statements
                                August 31, 2012


CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at August 31, 2012 and December 31, 2011, there were $269 and $97 of cash equivalents, respectively.

COST OF GOODS SOLD
Cost of goods sold includes the cost of creating services or artwork, advertising and books.

EARNINGS (LOSS) PER SHARE
The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding at August 31, 2012 and December 31, 2011.

FAIR VALUE MEASUREMENTS
Topic 820 in the Accounting Standards Codification (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

     * Level 1 inputs -- Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
     * Level 2 inputs -- Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.
     * Level 3 inputs -- Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The Company currently does not have any assets that are measured at fair value on a recurring or non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at August 31, 2012 and December 31, 2011, nor gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended August 31, 2012 and December 31, 2011.

INCOME TAXES
The Company was a limited liability company until May 9, 2012. As an LLC, no income tax provision was made at the Company level and all taxable income and deductions were passed directly to the equity owner. The Company will be evaluating the tax ramifications of the change in entity status and the organizational changes to determine future tax issues. Currently the Company expects to recognize losses in 2012. The Company further expects the losses to be reserved against for deferred tax purposes.

                         RED GIANT ENTERTAINMENT, INC.
                  (formerly known as Castmor Resources, Inc.)
                       Notes to the Financial Statements
                                August 31, 2012


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

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at historical cost and capitalized. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset. The Company currently has equipment being depreciated for estimated lives of three to five years. Depreciation for the periods ended August 31, 2012 and December 31, 2011 was $56 and zero, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, "INTANGIBLES--GOODWILL AND OTHER (TOPIC 350): TESTING INDEFINITE-LIVED INTANGIBLE ASSETS FOR IMPAIRMENT" (the "Update"). The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights. The new standard is effective for fiscal years beginning after September 15, 2012. As of August 31, 2012, none of the Company's intangible assets are amortized as indefinite-lived intangible assets. Therefore, the adoption of this amendment is not expected to have a material impact on the Company's financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles--Goodwill and Other (Topic 350): TESTING GOODWILL FOR IMPAIRMENT." This amendment permits, but does not require, an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendment is required to be adopted by the Company beginning October 1, 2012, although early adoption is permitted. The Company will consider assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test in future periods. The adoption of this amendment is not expected to have a material impact on the Company's financial position or results of operations.

In May 2011,  the FASB issued ASU No.  2011-04,  Fair Value  Measurement  (Topic
820): AMENDMENTS TO ACHIEVE COMMON FAIR VALUE MEASUREMENTS AND DISCLOSURE REQUIREMENTS IN U.S. GAAP AND INTERNATIONAL FINANCIAL REPORTING STANDARDS
(IFRS). Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders' equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact this update will have on our financial statements.

REVENUE RECOGNITION
Revenue for the Company is recognized from three primary sources: Advertising Revenue, Publishing Sales and Creative Services. Revenue was processed through our Paypal Account and Project Wonderful accounts where applicable.

Advertising Revenue comes from the following sources and is stated at net after commissions:

     * Keenspot: Revenue is earned on a net 90 basis and is based upon traffic to Red Giant property Web sites. It is calculated on a Cost Per Thousand (CPM) of verified impressions and varies based upon bids by advertisers and other customary factors. In exchange for advertising, hosting, IT, and sales management, Keenspot takes 50% commission of ad revenue for their services.
     * Project Wonderful: Revenue is paid immediately and based upon bids by advertisers for a set amount of time at the prevailing highest winning rate. Project Wonderful takes a 25% commission of ad revenue for their services.

Publishing Revenue comes from the following sources:

     * Kickstarter Campaigns: These are presales for books and revenue is recognized only once the books arrive and are shipped to the buyers.
     * Direct Sales: Through our online store, we sell directly to clients and the transactions process through our Paypal account. All orders are shipped immediately and revenue is recognized immediately.

Creative  Services  are  artwork,  writing,   advertising,  and  other  creative
endeavors we handle for outside clients. Revenue is recognized upon completion of the services and payment has been tendered.

Shipping and Handling for purchases are paid directly by the consumer through Paypal. The Company has not established an allowance for doubtful accounts, as all transactions are handled through Paypal directly by the consumer.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. The Company reviews its estimates on an ongoing basis. The estimates were based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates. The Company believes the judgments and estimates required in its accounting policies to be critical in the preparation of the Company's financial statements.

NOTE 2 - MANAGEMENT STATEMENT REGARDING GOING CONCERN

The Company is currently generating revenues from operations sufficient to meet its operating expenses. However, as the Company completed the first year of operation in 2011, management believes that given the current economic environment and the continuing need to strengthen our cash position, there is still doubt about the Company's ability to continue as a going concern. Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities, as well as a strategic or other transaction, to obtain additional funding to continue the development of, and successfully commercialize, its products. There can be no assurance that the

                         RED GIANT ENTERTAINMENT, INC.
                  (formerly known as Castmor Resources, Inc.)
                       Notes to the Financial Statements
                                August 31, 2012


Company will be successful in its efforts and this raises substantial doubt about the Company's future. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company's business, results of operations, liquidity and financial condition would be materially and adversely harmed, and the Company will be unable to continue as a going concern.

The Company believes that its ability to execute its business plan, and therefore continue as a going concern, is dependent upon its ability to do the following:

     *    obtain  adequate  sources  of  funding  to  fund  long-term   business
          operations;
     * enter into a licensing or other relationship that allows the Company to commercialize its products;
     *    manage or control working capital requirements; and
     *    develop  new  and  enhance   existing   relationships   with   product
          distributors and other points of distribution for the Company's products.

There can be no assurance that the Company will be successful in achieving its short- or long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

NOTE 3 - INVENTORY

As of August 31, 2012 and December 31, 2011, inventory consisted of physical copies of published books, as well as artwork that's used for digitally distributed works for advertising revenue and future publications. The inventory is valued at the cost to produce.

NOTE 4 - INTELLECTUAL PROPERTY

The Company's intellectual property consists of graphic novel artwork and was contributed by a shareholder to the Company and valued at $29,250, which was determined based on the historical costs for artists and printing. The intangible is being amortized over its life of five years. Amortization cost for the year periods ended August 31, 2012 and December 31 2011 $3,900 and $5,850, respectively. The Company expects to amortize the remaining $19,500 over the remaining life of approximately four years at $5,850 per year.

NOTE 5 - PROVISION FOR INCOME TAXES

Income taxes are provided based upon the liability method. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by accounting standards to allow recognition of such an asset.

At August 31, 2012, the Company had net deferred tax assets calculated at an expected rate of 34%, noted in the table below, of approximately $2,400. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at August 31, 2012.

The significant components of the net deferred tax asset calculated with the estimated effective income tax rate at August 31, 2012 and December 31, 2011 were as follows:

                         RED GIANT ENTERTAINMENT, INC.
                  (formerly known as Castmor Resources, Inc.)
                       Notes to the Financial Statements
                                August 31, 2012


                                                                     2012
                                                                   --------
     Deferred tax assets
       Net operating loss carry forward                            $  7,300
                                                                   --------
       Net deferred income tax asset                                  2,400
       Deferred tax asset valuation allowance                        (2,400)
                                                                   --------
     Net deferred tax asset                                        $     --
                                                                   ========

At August 31, 2012, the Company had net income tax operating loss carry forwards of approximately $7,300, which expire in the years 2022 through 2032. The change in the allowance account from December 31, 2011 August 31, 2012 to was $2,400.

For the tax year ended December 31, 2011, the predecessor entity to Red Giant Entertainment, Inc. was a limited liability company, and as such, all tax benefits and obligations passed through the entity to its members. No provisions have been made at December 31, 2011, nor does management believe that any tax modifications would have a material effect on the financials.

Although Management believes that its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

ACCOUNTING FOR INCOME TAX UNCERTAINTIES AND RELATED MATTERS

The Company may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on the financial statements. For the years ended August 31, 2012 and December 31, 2011, no income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company has not filed a tax return for the new entity. These filings will be subject to a three year statute of limitations. No adjustments have been made to reduce the estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

NOTE 6 - CAPITAL STOCK

The Company has 100,000,000 shares of preferred stock authorized and none have been issued.

The Company has 900,000,000 shares of common stock authorized, of which 434,922,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

During the eight months ended, August 31, 2012, $10,869 of contributed capital was added to additional paid in capital.

In June, 2012, Castmor Resources Ltd., entered into Share Exchange Agreement (the "Share Exchange Agreement") with Red Giant Entertainment Inc., ("RGE"), and Benny Powell, who had owned 100% of the issued and outstanding shares in RGE. Pursuant to the terms and conditions of the Share Exchange Agreement, RGE

                         RED GIANT ENTERTAINMENT, INC.
                  (formerly known as Castmor Resources, Inc.)
                       Notes to the Financial Statements
                                August 31, 2012


exchanged 100% of the outstanding shares in RGE for forty million (240,000,000 post split) newly-issued restricted shares of the Company's common stock. Due to the recapitalization and reverse merger of Castmor Resources Ltd, an additional 32,487,000 (194,922,000 post split) shares were issued. The Company approved a 6 to 1 stock split of all shares issued in June of 2012. All share information has been restated for both the reverse merger and the forward stock split for all periods presented.

NOTE 7 - RELATED PARTIES

Benny Powell was an officer and director of both parties to the merger. See Note
1. Mr. Powell continues as the Company's sole officer and director post merger. Mr. Powell also provides rent and other services to the Company through his other ventures.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 27, 2012. There was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to, or disclosure in, the accompanying consolidated financial statements.