Form 10-K/A
period 2012-08-31
Red Giant Entertainment, Inc.
filed 2013-01-22
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Red Giant Entertainment, Inc.'s Annual Report on Form 10-K (the "Form 10-K") for the fiscal year ended August 31, 2012, as filed with the Securities and Exchange Commission on January 3, 2013, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes form the Form 10-K formatted in (eXtensible Business Reporting Language). In addition, the Form 10-K contained a misnumbering of the notes to Financial Statements. The Financial Statements and Notes thereto, as revised, are included herein. No other changes have been made to the Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

ITEM 15. EXHIBITS

Exhibit No.                        Description
-----------                        -----------

  31.1* Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2* Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

  32.1*       Certification by Principal Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2* Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

  101** The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

----------
* Filed as an exhibit to the original Form 10-K for the fiscal year ended August 31, 2012, filed with the SEC on January 3, 2013.

**   Attached hereto.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: January 22, 2013             By: /s/ Benny Powell
                                      ---------------------------------------
                                      Benny Powell
                                      Chief Executive Officer

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's accumulated deficit and net loss raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ MartinelliMick PLLC
-------------------------------------
Spokane, Washington
January 2, 2013

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


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 3 - MANAGEMENT STATEMENT REGARDING GOING CONCERN

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

NOTE 4 - INVENTORY

As of August 31, 2012 and December 31, 2011, inventory consisted of physical copies of published books, as well as artwork that's used for digitally distributed works for advertising revenue and future publications. The inventory is valued at the cost to produce.

NOTE 5 - INTELLECTUAL PROPERTY

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

NOTE 6 - PROVISION FOR INCOME TAXES

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

NOTE 7 - CAPITAL STOCK

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

NOTE 8 - RELATED PARTIES

Benny Powell was an officer and director of both parties to the merger. See Note
1. Mr. Powell continues as the Company's sole officer and director post merger. Mr. Powell also provides rent and other services to the Company through his other ventures.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 27, 2012. There was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to, or disclosure in, the accompanying consolidated financial statements.