Form 10-Q
period 2012-11-30
Red Giant Entertainment, Inc.
filed 2013-01-22
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the Quarterly Period November 30, 2012
                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________ to _____________

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

       Registrants' telephone number, including area code: (866) 926-6427

                                       N/A
              (Former name, former address and former fiscal year,
                           if changed since last year)

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

Large  accelerated  filer [ ]                      Accelerated  filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

As of January 21, 2013 there were 434,922,000 shares of the Company's common stock, $0.001 par value per share, issued and outstanding.

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q (this "Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Quarterly Report which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The word "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements.

     Consequently, all of the forward-looking statements made in this Quarterly are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences or effects on our business operations. We assume no obligation to update publicly, except as required by law, any such forward-looking statements, whether as a result of new information, future events or otherwise.

                          Red Giant Entertainment, Inc.
                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements                                                  4

         Balance Sheets as of November 30, 2012 (Unaudited) and
         August 31, 2012                                                      4

         Statement of Operations for the Three Months Ended
         November 30, 2012 2012 and 2011 (Unaudited)                          5

         Statements of Cash Flows for the Three Months Ended
         November 30, 2012 and 2011 (Unaudited)                               6

         Notes to Financial Statements (Unaudited)                            7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          13

Item 4.  Controls and Procedures                                             13

PART II                               OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 1A. Risk Factors                                                        14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Mine Safety Disclosures                                             14

Item 5.  Other Information                                                   14

Item 6.  Exhibits                                                            15

SIGNATURES                                                                   16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          RED GIANT ENTERTAINMENT INC.
                   (formerly known as Castmor Resources Ltd.)
                                 Balance Sheets

                                                                 November 30,       August 31,
                                                                    2012               2012
                                                                  --------           --------
                                                                 (unaudited)
ASSETS

Current Assets
  Cash in Banks                                                   $  2,441           $    269
  Inventory                                                         27,294             10,928
  Prepaid Expenses                                                  45,040             20,000
                                                                  --------           --------
      Total Current Assets                                          74,775             31,197

Computer Equipment - net of depreciation                             3,111              3,277
Intellectual Property - net of amortization                         18,037             19,500
                                                                  --------           --------

TOTAL ASSETS                                                      $ 95,923           $ 53,974
                                                                  ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY
  Accounts Payable & Accrued Expenses                             $ 23,582           $ 19,776
  Federal Income Tax Payable                                         5,700                 --
                                                                  --------           --------
      Total Liabilities                                             29,282             19,776
                                                                  --------           --------

Commitments & Contingencies                                             --                 --
                                                                  --------           --------
STOCKHOLDERS' EQUITY
  Preferred stock,$0.0001 par value; 100,000,000 shares
   authorized; no shares issued                                         --                 --
  Common Stock, $0.0001 par value; 900,000,000 shares
   authorized; 434,922,000 shares issued and outstanding            43,492             43,492
  Additional paid in capital                                            --                 --
  Discount on Common Stock                                          (1,947)            (1,947)
  Accumulated earning (deficit)                                     25,096             (7,347)
                                                                  --------           --------
      Total Stockholders' Equity                                    66,641             34,198
                                                                  --------           --------

TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY                         $ 95,923           $ 53,974
                                                                  ========           ========

   The accompanying notes are an integral part of these financial statements.

                          RED GIANT ENTERTAINMENT INC.
                   (formerly known as Castmor Resources, Ltd.)
                      Statements of Operations (unaudited)

                                                  Three months           Three months
                                                     ended                  ended
                                                  November 30,           November 30,
                                                     2012                   2011
                                                 ------------           ------------
Sales                                            $    105,937           $     13,177
Cost of Sales                                          47,474                  7,138
                                                 ------------           ------------
      Gross Profit                                     58,463                  6,039
                                                 ------------           ------------
Expenses
  Advertising & marketing                                 771                    628
  Depreciation & amortization                           1,629                  1,463
  General & administrative                              2,431                    848
  Travel & entertainment                                1,523                     --
  Professional fees                                     1,200                     --
  Payroll & related expenses                           12,040                     --
  Meeting & conventions                                   726                     --
                                                 ------------           ------------
      Total Expense                                    20,320                  2,939
                                                 ------------           ------------

Net Income before taxes                                38,143                  3,100

Income taxes                                           (5,700)                    --
                                                 ------------           ------------

Net Income                                       $     32,443           $      3,100
                                                 ============           ============
Net income per share,
 basic and diluted                               $         --           $         --
                                                 ============           ============
Weighted average number of
 common shares outstanding                        434,922,000            240,000,000
                                                 ============           ============


   The accompanying notes are an integral part of these financial statements.

                          RED GIANT ENTERTAINMENT, INC.
                   (formerly known as Castmor Resources, Ltd.)
                       Statements of Cash Flow (Unaudited)

                                                            Three months       Three months
                                                               ended              ended
                                                            November 30,       November 30,
                                                               2012               2011
                                                             --------           --------
OPERATING ACTIVITIES
  Net Income                                                 $ 32,443           $  3,100
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation & amortization                                1,629              1,463
     Inventory                                                (16,366)            (1,759)
     Prepaid expenses                                         (25,040)            (2,500)
     Accounts payable & accrued expenses                        3,806                 --
     Federal income tax payable                                 5,700                 --
                                                             --------           --------
          Net Cash Used by Operating Activities                 2,172                304
                                                             --------           --------
INVESTING ACTIVITIES
  Computer equipment purchased                                     --                 --
                                                             --------           --------
          Net Cash Used by Investing Activities                    --                 --
                                                             --------           --------
FINANCING ACTIVITIES
  Capital contributed                                              --                 --
                                                             --------           --------
          Net Cash Provided by Financing Activities                --                 --
                                                             --------           --------

Net Cash Increase for Period                                    2,172                304
Cash at Beginning of Period                                       269                 --
                                                             --------           --------

Cash at End of Period                                        $  2,441           $    304
                                                             ========           ========
Supplemental cash flow information:
  Interest paid                                              $     --           $     --
                                                             ========           ========
  Income taxes paid                                          $     --           $     --
                                                             ========           ========
Non-cash Investing and Financing Activities
  Shareholder contribution of intellectual property          $     --           $     --
                                                             ========           ========


   The accompanying notes are an integral part of these financial statements.

RED GIANT ENTERTAINMENT, INC.
(formerly known as Castmor Resources, Ltd.)
Notes to the Interim Financial Statements
November 30, 2012


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

 On June 6, 2012, Castmor Resources Ltd., a Nevada corporation entered into and completed a transaction contemplated by a Share Exchange Agreement (the "Share Exchange Agreement") with Red Giant Entertainment Inc., a Florida corporation ("RGE") and Benny Powell, who owned 100% of the issued and outstanding shares in RGE. Pursuant to the terms and conditions of the Share Exchange Agreement, Castmor issued forty million (240,000,000 post split) newly-issued restricted shares of the Company's common stock, par value $0.001 per share in exchange for all of the issued and outstanding shares of stock in RGE owned by Mr. Powell.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgment. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for the fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the annual statements have been omitted.

Accounting Method
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Advertising
Advertising costs are expensed as incurred. The Company expensed advertising costs of $771 and $628 for the periods ending November 30, 2012 and 2011, respectively.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of November 30, 2012 and August 31, 2012, the Company has $2,441 and $269 of cash equivalents, respectively.

Cost of Goods Sold
Cost of goods sold includes the cost of creating services or artwork, advertising and books.

RED GIANT ENTERTAINMENT, INC.
(formerly known as Castmor Resources, Ltd.)
Notes to the Interim Financial Statements
November 30, 2012


Earnings Per Share
The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding at November 30, 2012 or 2011.

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

Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost and capitalized. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset. The Company currently has equipment being depreciated for estimated lives of three to five years. Depreciation for the three months ended November 30, 2012 and 2011 was $166 and zero, respectively.

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

RED GIANT ENTERTAINMENT, INC.
(formerly known as Castmor Resources, Ltd.)
Notes to the Interim Financial Statements
November 30, 2012


Shipping and Handling for purchases are paid directly by the consumer through Paypal. The Company has not established an allowance for doubtful accounts, as all transactions are handled through Paypal directly by the consumer.

The Company's Revenue and costs are as follows:

                                                 November 30,      November 30,
                                                    2012              2011
                                                  --------          --------
Revenues:
  Creative services & advertising                 $  9,389          $  9,415
  Book sales                                        96,548             3,762
                                                  --------          --------
      Total Revenues                              $105,937          $ 13,177
                                                  ========          ========
Cost of revenues:
  Creative services & advertising                 $  5,339          $  4,499
  Book sales                                        42,135             2,639
                                                  --------          --------
                                                  $ 47,474          $  7,138
                                                  ========          ========

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

RED GIANT ENTERTAINMENT, INC.
(formerly known as Castmor Resources, Ltd.)
Notes to the Interim Financial Statements
November 30, 2012


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

NOTE 4 - INVENTORY

As of November 30, 2012, inventory consisted of physical copies of published books, as well as artwork that's used for digitally distributed works for advertising revenue and future publications. The inventory is valued at the cost to produce.

NOTE 5 - INTELLECTUAL PROPERTY

The Company's intellectual property consists of graphic novel artwork and was contributed by a shareholder to the Company and valued at $29,250, which was determined based on the historical costs for artists and printing. The intangible is being amortized over its identified life of five years. Amortization cost for the three months ended November 30, 2012 and 2011 was $1,463. The Company expects to amortize the remaining $18,037 over the remaining life of approximately three years at $5,850 per year.

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

At November 30, 2012, the Company expected no net deferred tax assets calculated at an expected rate of 34%. An estimated tax liability of $5,700, based upon an estimated tax rate of 15%, was recorded in the period. For the tax year ended December 31, 2011, the predecessor entity to Red Giant Entertainment, Inc. was a limited liability company, and as such, all tax benefits and obligations passed through the entity to its members. No provisions have been made at November 30, 2011, nor does management believe that any tax modifications would have a material effect on the financials.

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

Accounting for Income Tax Uncertainties and Related Matters

The Company may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on the financial statements. At November 30, 2012, the tax returns for 2011 have not been filed. No income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company has not filed a tax return for the new entity. These filings will be subject to a three year statute of limitations. No adjustments have been made to reduce the estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

RED GIANT ENTERTAINMENT, INC.
(formerly known as Castmor Resources, Ltd.)
Notes to the Interim Financial Statements
November 30, 2012


NOTE 7 - CAPITAL STOCK

The Company has 100,000,000 shares of preferred stock authorized and none have been issued.

The Company has 900,000,000 shares of common stock authorized, of which 434,922,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

During the eight months ended, August 31, 2012, $10,869 of contributed capital was added to additional paid in capital. For the three months ended November 30, 2012, no additional capital was contributed and no shares of new stock were issued.

In June, 2012, Castmor Resources Ltd., entered into Share Exchange Agreement (the "Share Exchange Agreement") with Red Giant Entertainment Inc., ("RGE"), and Benny Powell, who had owned 100% of the issued and outstanding shares in RGE. Pursuant to the terms and conditions of the Share Exchange Agreement, RGE exchanged 100% of the outstanding shares in RGE for forty million (240,000,000 post split) newly-issued restricted shares of the Company's common stock. Due to the recapitalization and reverse merger of Castmor Resources Ltd, an additional 32,487,000 (194,922,000 post split) shares were issued. The Company approved a 6 to 1 stock split of all shares issued in June of 2012. All share information has been restated for both the reverse merger and the forward stock split for all periods presented.

NOTE 8 - RELATED PARTIES

Benny Powell was an officer and director of both parties to the merger. See Note
1. Mr. Powell continues as the Company's sole officer and director post merger. Mr. Powell also provides rent and other services to the Company at nominal cost.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 19, 2013. There was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to, or disclosure in, the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CRITICAL ACCOUNTING ESTIMATES

     There have been no material changes in our critical accounting policies from those reported in the fiscal Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2011 Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting estimates as of the close of our most recent quarterly period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2011

     REVENUES. During the three months ended November 30, 2012 revenues were $105,937, an increase of $92,760 or 704% from $13,177 for the three months ended November 30, 2011. The increase in revenues was a result of improvement in the overall market for our products, the continuing development of our products and penetration into our market.

     COST OF SALES. During three months ended November 30, 2012, we incurred Cost of Sales of $47,474 compared to $7,138 incurred during the three months ended November 30, 2011 (an increase of $40,336 or 565%). Cost of sales increased due to increased product production to match increase in sales as well as an increase in the number of titles in development and production necessary for the creation of books to sell in forthcoming quarters.

     GROSS PROFITS. Gross Profit increased from $6,039 during the three months ended November 30, 2011 to $58,463 during the three months November 30, 2012. The increase of $52,424, or 868% was largely due to higher revenues and the continued development of the market for our products.

     GENERAL/ADMINISTRATIVE. During fiscal three months ended November 30, 2012, we incurred General and Administrative expenses of $20,320 compared to $2,939 incurred during the three months ended November 30, 2011 (an increase of $17,381 or 591%). General and administrative expenses include corporate overhead, financial and administrative services, marketing and professional costs. The increase was primarily due to the expenses for payroll.

     INCOME. Our net income for the three months ended November 30, 2012 was a net profit of $32,443 compared to a net profit of $3,100 during the three months ended November 30 31, 2011 (an increase of $29,343 or 947%). The increase in net income is primarily attributable to the increase of sales of our products.

     LIQUIDITY AND CAPITAL RESOURCE. As of November 30, 2012 we had cash or cash equivalents of $2,441, which is the only amount available to us for current expenses until such time as we are able to secure additional investment capital. The bulk of our other assets consist of inventory in the amount $27,294 and Intellectual Property (net of amortization) of $18,037, together with prepaid expenses of $45,040.

     CASH FLOWS FROM OPERATING ACTIVITIES. For the three months ended November 30, 2012, we had net cash used by operating activities of $2,172 as compared to net cash used by operating activities of $304 in the three months ended November 30, 2011.

     CASH FLOWS FROM INVESTING ACTIVITIES. There was no net cash used by investing activities for the three months ended November 30, 2012 as was also the case in the three months ended November 30, 2011.

     CASH FLOWS FROM FINANCING ACTIVITIES. For the three months ended November 30, 2012, we had no net cash provided by financing activities as was also the case in the three months ended November 30, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a "smaller reporting company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company's management, who also serves as the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of November 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

     Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of November 30, 2012.

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

     The  Company's  management  assessed  the  effectiveness  of the  Company's internal control over financial reporting as of November 30, 2012. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). While this assessment is not formally documented, management concluded that, as of November 30, 2012, the Company's internal control over financial reporting is not effective based on those criteria.

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

     * The Company does not have an audit committee or any other governing body to oversee management.
     * Documentation of proper accounting procedures is not present and fundamental elements of an effective control environment were not present as of November 30, 2012, including formalized monitoring procedures.
     * We presently have only one officer and no employees. In as much as there is no segregation of duties within the Company, there is no management oversight, no one to review control documentation and no control documentation is being produced at this time.

     This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as management's report was not subject to attestation by our registered public accounting firm pursuant the permanent exemption of the SEC that require us to provide only management's report in this Quarterly Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     Due to the change in control of the registrant in the prior fiscal year, there have been changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We are currently evaluating those changes.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

     We are a "smaller reporting company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provided the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

     None.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

Exhibit No.                        Description
-----------                        -----------

  31.1 Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2         Certification  by  Principal   Financial  and  Accounting  Oficer
               pursuant  to Rule  13a-14(a)/15d-14(a),  as adopted  pursuant  to
               Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

  101 The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended November 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed
              Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related Notes.

                                    SIGNATURE

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RED GIANT ENTERTAINMENT, INC.

Date: January 22, 2013

                                          /s/ Benny Powell
                                          ------------------------------------
                                      By: Benny Powell
                                          Chief Executive Officer &
                                          Principal Executive Officer