Form 10-Q
period 2013-02-28
Red Giant Entertainment, Inc.
filed 2013-04-19
CIK 1411179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period February 28, 2013

Or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission File Number: 001-34039

RED GIANT ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0471928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

614 E. Hwy 50, Suite 235, Clermont, FL 34711
(Address, including zip code, of principal executive offices)

Registrants’ telephone number, including area code:  (866) 926-6427

N/A
(Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 16, 2103, there were 434,922,000 shares of the Company's common stock, $0.001 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Quarterly Report which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The word “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements.

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

Red Giant Entertainment, Inc.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

RED GIANT ENTERTAINMENT INC.
(formerly known as Castmor Resources Ltd.)
Balance Sheets

	February 28,	August 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash in Banks	$15,512	$269
Inventory	33,447	10,928
Prepaid Expenses	29,237	20,000
Total Current Assets	78,196	31,197
Computer Equipment - net of depreciation	2,944	3,277
Intellectual Property - net of amortization	16,575	19,500

TOTAL ASSETS	$97,715	$53,974

LIABILITIES & STOCKHOLDER'S EQUITY
Accounts Payable & Accrued Expenses	$33,118	$19,776
Accounts Payable
Note Payable - Related Party	-	-
Total Current Liabilities	$33,118	$19,776
Total Liabilities	$33,118	$19,776

Commitments & Contingencies	-	-

STOCKHOLDER'S EQUITY
Preferred stock,$0.0001 par value; 100,000,000 shares
authorized; no shares issued	-	-
Common Stock, $0.0001 par value; 900,000,000 shares
authorized; 434,922,000 & 434,922,000 shares issued and outstanding, respectively	43,492	43,492
Additional paid in capital	-	-
Discount on Common Stock	(1,947)	(1,947)
Accumulated earning (deficit)	23,052	(7,347)
Total Stockholder's Equity	64,597	34,198

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$97,715	$53,974

The accompanying notes are an integral part of these financial statements.

RED GIANT ENTERTAINMENT INC.
(formerly known as Castmor Resources, Ltd.)
Statements of Operations
(unaudited)

	For the three months ended		For the six months ended
	February 28,		February 28,
	2013	2012	2013	2012

Sales	59,591	8,154	$165,528	$21,331
Cost of Sales	33,434	4,485	80,908	11,623
Gross Profit	26,157	3,669	84,620	9,708

Operating Expenses
Advertising & marketing	-	-	771	628
Depreciation & amortization	1,629	976	3,258	2,439
General & administrative	967	1,361	3,398	2,209
Travel & entertainment	770	68	2,293	68
Professional fees	24,000	-	25,200	-
Payroll & related expenses	6,535	-	18,575	-
Meeting & conventions	-	-	726	-
Total Expense	33,901	2,405	54,221	5,344

Net Income before taxes	(7,744)	1,264	30,399	4,364

Income taxes	5,700	-	-	-

Net Income	$(2,044)	$1,264	$30,399	$4,364

Net income per share,
basic and diluted	(0.00)	$0.00	(0.00)	$0.00

Weighted average number of common	434,922,000	240,000,000	434,922,000	240,000,000

The accompanying notes are an integral part of these financial statements.

RED GIANT ENTERTAINMENT
(formerly known as Castmor Resources, Ltd.)
Statements of Cash Flow (Unaudited)

	For the six months ended
	February 28,
	2013	2012
OPERATING ACTIVITIES
Net Income	$30,399	$4,364
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	3,258	2,439
Inventory	(22,519)	(2,156)
Prepaid expenses	(9,237)	-
Accounts payable and accrued expenses	13,342	-
Net Cash Used by Operating Activities	15,243	4,647

INVESTING ACTIVITIES
Computer equipment purchased	-	-
Net Cash Used by Investing Activities	-	-

FINANCING ACTIVITIES
Capital contributed	-	-
Net Cash Provided by Financing Activities	-	-

Net Cash Increase for Period	15,243	4,647
Cash at Beginning of Period	269	-
Cash at End of Period	$15,512	$4,647

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities
Shareholder contribution of intellectual property	$-	$-

The accompanying notes are an integral part of these financial statements.

RED GIANT ENTERTAINMENT INC
(formerly known as Castmor Resources, Ltd.)
Statement of Shareholder's Equity (unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Discount on Common	Accumulated Earning	Total Shareholder
	Sh	Amt	Sh	Amt	Capital	Stock	(Deficit)	Equity

Beg. bal, January 1, 2011	-	$-	240,000,000	$24,000	$6,676	$-	-	$30,676
Net income							9,122	9,122
Balance December 31, 2011	-	-	240,000,000	24,000	6,676	-	9,122	39,798
Contributed capital	-	-	-	-	10,869	-	-	10,869
Recapitalization from
reverse merger	-	-	194,922,000	19,492	(17,545)	(1,947)	-	-
Net loss, for period							(16,469)	(16,469)
Balance August 31, 2012	-	-	434,922,000	43,492	-	(1,947)	(7,347)	34,198

Net income							30,399	30,399
Balance February 28, 2013	-	$-	434,922,000	$43,492	$-	$(1,947)	$23,052	$64,597

The accompanying notes are an integral part of these financial statements.

RED GIANT ENTERTAINMENT, INC.
(formerly known as Castmor Resources, Inc.)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2013

Note 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Red Giant Entertainment LLC, (hereinafter “the Company”) was formed in the State of Florida, U.S.A., on January 1, 2011. The Company’s fiscal year end is December 31. On May 9, 2012, the Company incorporated and changed its name to Red Giant Entertainment, Inc. (“RGE”) All income and expenses in these financial statements have been recharacterized for reporting purposes to be all inclusive for the corporate entity. The Company was originally a publishing company, but has expanded its operations to include mass media and graphic novel artwork development.

On June 11, 2012, Castmor Resources Ltd., a Nevada corporation  entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Red Giant Entertainment Inc., and Benny Powell, who had owned 100% of the issued and outstanding shares in RGE. Pursuant to the terms and conditions of the Share Exchange Agreement, RGE exchanged 100% of the outstanding shares in RGE for forty million (40,000,000; 240,000,000 post split) newly-issued restricted shares of the Company’s common stock. Due to the recapitalization and reverse merger with Castmor Resources Ltd, 32,487,000 shares (194,922,000 post split) were issued in the entity. The Company subsequently approved a 6 to 1 forward stock split of all shares of record in June, 2012.

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

RED GIANT ENTERTAINMENT, INC.
(formerly known as Castmor Resources, Inc.)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2013

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. The Company reviews its estimates on an ongoing basis. The estimates were based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates. The Company believes the judgments and estimates required in its accounting policies to be critical in the preparation of the Company’s financial statements. These estimates affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Accounting
In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended February 28, 2013 and 2012; (b) the financial position at February 28, 2013; and (c) cash flows for the six month periods ended February 28, 2013 and 2012, have been made.

Advertising
Advertising costs are expensed as incurred. The Company expensed advertising costs of $0, $0, $771 and $628 for the three and six months ending February 28, 2013 and 2012, respectively.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of February 28, 2013, the company has $15,512 of cash equivalents.

Cost of Goods Sold
Cost of goods sold includes the cost of creating services or artwork, advertising and books.

RED GIANT ENTERTAINMENT, INC.
(formerly known as Castmor Resources, Inc.)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2013

Earnings (Loss) Per Share
The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were 434,922,000 common stock equivalents outstanding at February 28, 2013.

Fair Value Measurements
Topic 820 in the Accounting Standards Codification (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

•	Level 1 inputs — Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

•
Level 2 inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

•
Level 3 inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The Company currently does not have any assets that are measured at fair value on a recurring or non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at November 30, 2012, nor gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended November 30, 2012.

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
FEBRUARY 28, 2013

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

Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost and capitalized. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset. The Company currently has equipment being depreciated for estimated lives of three to five years. Depreciation for the three and six months ended February 28, 2013 and 2012 was $167, $0, $333 and $0, respectively.

Recent Accounting Pronouncements
Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and all the recently issued, but not yet effective, accounting pronouncements. Management believes any effect will not have a material impact on the Company's present or future financial statements.

Revenue Recognition
Revenue for the Company is recognized from three primary sources: Advertising Revenue, Publishing Sales and Creative Services. Revenue was processed through our Paypal Account and Project Wonderful accounts where applicable.

Advertising Revenue comes from the following sources and is stated at net after commissions:

o
Keenspot: Revenue is earned on a net 90 basis and is based upon traffic to Red Giant property Web sites. It is calculated on a Cost Per Thousand (CPM) of verified impressions and varies based upon bids by advertisers and other customary factors. In exchange for advertising, hosting, IT, and sales management, Keenspot takes 50% commission of ad revenue for their services.

o
Project Wonderful: Revenue is paid immediately and based upon bids by advertisers for a set amount of time at the prevailing highest winning rate. Project Wonderful takes a 25% commission of ad revenue for their services.

RED GIANT ENTERTAINMENT, INC.
(formerly known as Castmor Resources, Inc.)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2013

Publishing Revenue comes from the following sources:

o	Kickstarter Campaigns: These are presales for books and revenue is recognized only once the books arrive and are shipped to the buyers.
o	Direct Sales: Through our online store, we sell directly to clients and the transactions process through our Paypal account. All orders are shipped immediately and revenue is recognized immediately.

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

NOTE 3 - MANAGEMENT STATEMENT REGARDING GOING CONCERN

The Company is currently generating revenues from operations sufficient to meet its operating expenses. However, as the Company completed the first year of operation in 2011, management believes that given the current economic environment and the continuing need to strengthen our cash position, there is still doubt about the Company's ability to continue as a going concern. Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities, as well as a strategic or other transaction, to obtain additional funding to continue the development of, and successfully commercialize, its products. There can be no assurance that the Company will be successful in its efforts and this raises substantial doubt about the Company’s future. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed, and the Company will be unable to continue as a going concern.

The Company believes that its ability to execute its business plan, and therefore continue as a going concern, is dependent upon its ability to do the following:

●	obtain adequate sources of funding to fund long-term business operations;

●	enter into a licensing or other relationship that allows the Company to commercialize its products;

●	manage or control working capital requirements; and

●	develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products.

There can be no assurance that the Company will be successful in achieving its short- or long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

RED GIANT ENTERTAINMENT, INC.
(formerly known as Castmor Resources, Inc.)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2013

NOTE 4 - INVENTORY

As of February 28, 2013, inventory consisted of physical copies of published books, as well as artwork that’s used for digitally distributed works for advertising revenue and future publications. The inventory is valued at the cost to produce.

NOTE 5 - INTELLECTUAL PROPERTY

The Company's intellectual property consists of graphic novel artwork and was contributed by a shareholder to the Company and valued at $29,250, which was determined based on the historical costs for artists and printing. The intangible is being amortized over its life of five years. Amortization cost for the three and six months ended February 28, 2013 and 2012 was $1,462, $976, $2,925 and $2,439, respectively. The Company expects to amortize the remaining $16,575 over the remaining life of approximately three years at $5,850 per year.

NOTE 6 – PROVISION FOR INCOME TAXES

Income taxes are provided based upon the liability method. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by accounting standards to allow recognition of such an asset.

At February 28, 2012, the Company expected no net deferred tax assets calculated at an expected rate of 15%. Any deferred income taxes have been fully valued as of February 28, 2013.For the tax year ended December 31, 2011, the predecessor entity to Red Giant Entertainment, Inc. was a limited liability company, and as such, all tax benefits and obligations passed through the entity to its members. No provisions have been made at December 31, 2011, nor does management believe that any tax modifications would have a material effect on the financials.

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

Accounting for Income Tax Uncertainties and Related Matters

The Company may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on the financial statements. At February 28, 2013, the tax return for 2011 and 2012 has not being filed. No income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company has not filed a tax return for the new entity.  These filings will be subject to a three year statute of limitations. No adjustments have been made to reduce the estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

RED GIANT ENTERTAINMENT, INC.
(formerly known as Castmor Resources, Inc.)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2013

NOTE 7 – CAPITAL STOCK

The Company has 100,000,000 shares of preferred stock authorized and none have been issued.

The Company has 900,000,000 shares of common stock authorized, of which 434,922,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

During the eight months ended, August 31, 2012, $10,869 of contributed capital was added to additional paid in capital. For the three and six months ended February 28, 2013, no additional capital was contributed.

In June, 2012, Castmor Resources Ltd., entered into Share Exchange Agreement (the “Share Exchange Agreement”) with Red Giant Entertainment Inc., (“RGE”), and Benny Powell, who had owned 100% of the issued and outstanding shares in RGE. Pursuant to the terms and conditions of the Share Exchange Agreement, RGE exchanged 100% of the outstanding shares in RGE for forty million (240,000,000 post split) newly-issued restricted shares of the Company’s common stock. Due to the recapitalization and reverse merger of Castmor Resources Ltd, an additional 32,487,000 (194,922,000 post split) shares were issued. The Company approved a 6 to 1 stock split of all shares issued in June of 2012. All share information has been restated for both the reverse merger and the forward stock split for all periods presented.

NOTE 8 – RELATED PARTIES

Benny Powell was an officer and director of both parties to the merger. See Note 1. Mr. Powell continues as the Company’s sole officer and director post merger.

The controlling shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company may be dependent, in the future, for support from this party.

The SOLE officer of the Company IS involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Mr. Powell also provides rent and other services to the Company through his other ventures.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by Mr. Powell for the Company’s to use at no charge.

Mr. Powell also provides other services to the Company through his other ventures, which are provided at a determined fair market value.

The Company does not have employment contracts with its key employees, including the controlling shareholder who is an officer of the Company.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

RED GIANT ENTERTAINMENT, INC.
(formerly known as Castmor Resources, Inc.)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2013

NOTE 9 – CONTINGINCIES AND SUBSEQUENT EVENTS

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company.   The Company's management is unaware of any pending or threatened assertions and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Management has evaluated subsequent events through the date of filing with the Securities and Exchange Commission, the date the financial statements were available for issuance. There was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to, or disclosure in, the accompanying consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

RESULTS OF OPERATIONS

Six Months Ended February 28, 2013 Compared to the Six Months Ended February 29, 2012

Revenues.  During the six months ended February 28, 2013 revenues were $165,528, an increase of $144,197 or 676% from $21,331 for the six months ended February 29, 2012. The increase in revenues was a result of improvement in the overall market for our products,  the continuing development of our products and penetration into our market.

Cost of Sales. During six months ended February 28, 2013, we incurred Cost of Sales of $80,908 compared to $11,623 incurred during the six months ended February 29, 2012 (an increase of $69,285 or 596%).  Cost of sales increased due to increased product production to match increase in sales as well as an increase in the number of titles in development and production necessary for the creation of books to sell in forthcoming quarters.

Gross Profits. Gross Profit increased from $9,708 during the six months ended February 29, 2012 to $84,620 during the six months February 28, 2013. The increase of $74,912, or 772% was largely due to higher revenues and the continued development of the market for our products.

General/Administrative. During six months ended February 28, 2013, we incurred General and Administrative expenses of $54,221 compared to $5,344 incurred during the six months ended February 29, 2012 (an increase of $47,877 or 915%). General and administrative expenses include corporate overhead, financial and administrative services, marketing and professional costs. The increase was primarily due to the expenses for professional fees for audit and audit related services.

Income. Our net income for the six months ended February 28, 2013 was a net profit of $30,399 compared to a net profit of $4,364 during the six months ended February 29, 2012 (an increase of $26,035 or 597%).  The increase in net income is primarily attributable to the increase of sales of our products.

Liquidity and Capital Resource.  As of February 28, 2013 we had cash or cash equivalents of $15,512, which is the only amount available to us for current expenses until such time as we are able to secure additional investment capital. The bulk of our other assets consist of inventory in the amount $33,447 and Intellectual Property (net of amortization) of $16,575, together with prepaid expenses of $29,237.

Cash Flows from Operating Activities. For the six months ended February 28, 2013, we had net cash used by operating activities of $15,243 as compared to net cash used by operating activities of $4,647 in the six months ended February 29, 2012.

Cash Flows from Investing Activities.  There was no net cash used by investing activities for the six months ended February 28, 2013 as was also the case in the six months ended February 29, 2013.

Cash Flows from Financing Activities.   For the six months ended February 28, 2013, we had no net cash provided by financing activities as was also the case in the six months ended February 29, 2012.

Three Months Ended February 28, 2013 Compared to the Three Months Ended February 29, 2012

Revenues.  During the three months ended February 28, 2013 revenues were $59,591, an increase of $51,437 or 631% from $8,154 for the three months ended February 29, 2012. The increase in revenues was a result of improvement in the overall market for our products,  the continuing development of our products and penetration into our market.

Cost of Sales. During three months ended February 28, 2013, we incurred Cost of Sales of $33,434 compared to $4,485 incurred during the three months ended February 29, 2012 (an increase of $28,949 or 645%).  Cost of sales increased due to increased product production to match increase in sales as well as an increase in the number of titles in development and production necessary for the creation of books to sell in forthcoming quarters.

Gross Profits. Gross Profit increased from $3,669 during the three months ended February 29, 2012 to $26,157 during the three months February 28, 2013. The increase of $22,488, or 613% was largely due to higher revenues and the continued development of the market for our products.

General/Administrative. During fiscal three months ended February 28, 2013, we incurred General and Administrative expenses of $33,901 compared to $2,504 incurred during the three months ended February 29, 2012 (an increase of $31,496 or 1,310%). General and administrative expenses include corporate overhead, financial and administrative services, marketing and professional costs. The increase was primarily due to the expenses for profession fees for audit and audit related services.

Income. Our net income for the three months ended February 28, 2013 was a net loss of ($7,774) before taxes compared to a net profit of $1,264 before taxes during the three months ended February 29, 20121 (a decrease of $9,008 or 713%).  The decrease in net income is primarily attributable to increased professional fees for audit and audit related services.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, who also serves as the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of February 28, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of February 28, 1013.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of  February 28, 2013. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). While this assessment is not formally documented, management concluded that, as of February 28, 2013, the Company’s internal control over financial reporting is not effective based on those criteria.

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

•	The Company does not have an audit committee or any other governing body to oversee management.
•
Documentation of proper accounting procedures is not present and fundamental elements of an effective control environment were not present as of February 28, 2013, including formalized monitoring procedures.

•
We presently have only one officer and no employees. In as much as there is no segregation of duties within the Company, there is no management oversight, no one to review control documentation and no control documentation is being produced at this time.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as management’s report was not subject to attestation by our registered public accounting firm pursuant the permanent exemption of the SEC that require us to provide only management’s report in this Quarterly Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

           Due to the change in control of the registrant in the prior fiscal year, there have been changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are currently evaluating those changes.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to, nor are any of our property currently the subject of, any material legal proceeding.  None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters could have a material adverse effect upon our financial condition and/or results of operations.

Item 1A.  Risk Factors.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provided the information required under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED GIANT ENTERTAINMENT, INC.

Date: April 18, 2013	By:	/s/ Benny Powell
Benny Powell
Chief Executive Officer & Principal Executive Officer