Form 10-Q
period 2013-05-31
Red Giant Entertainment, Inc.
filed 2013-07-15
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the Quarterly Period May 31, 2013
                                       Or

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

Large  accelerated  filer [ ]                      Accelerated  filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

As of July 9, 2013, there were 434,922,000 shares of the Company's common stock, $0.001 par value per share, issued and outstanding.

                          Red Giant Entertainment, Inc.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

         Balance Sheet as of May 31, 2013 (Unaudited)                          3

         Statement of Operations for the Three Months Ended May 31, 2013
         and May 31, 2012 and for the Nine months Ended May 31, 2013 and
         May 31, 2013 (Unaudited)                                              4

         Statements of Cash Flows for the Nine months Ended May 31, 2013
         and May 31, 2012 (Unaudited)                                          5

         Statement of Shareholders' Equity as of May 31, 2013 (Unaudited)      6

         Notes to Financial Statements (Unaudited)                             7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15

Item 4.  Controls and Procedures                                              15

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 1A. Risk Factors                                                         17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Mine Safety Disclosures                                              18

Item 5.  Other Information                                                    18

Item 6.  Exhibits                                                             18

SIGNATURES                                                                    19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          RED GIANT ENTERTAINMENT INC.
                   (formerly known as Castmor Resources Ltd.)
                                 Balance Sheets

                                                                           May 31, 2013       August 31, 2012
                                                                           ------------       ---------------
                                                                            (unaudited)          (audited)

ASSETS
  Current Assets
    Cash in Banks                                                            $   1,359           $     269
    Inventory                                                                   50,020              10,928
    Prepaid Expenses                                                            50,069              20,000
                                                                             ---------           ---------
      Total Current Assets                                                     101,448              31,197
Computer Equipment - net of depreciation                                         2,777               3,277
Intellectual Property - net of amortization                                     15,112              19,500
                                                                             ---------           ---------

TOTAL ASSETS                                                                 $ 119,337           $  53,974
                                                                             =========           =========

LIABILITIES & STOCKHOLDER'S EQUITY
  Accounts Payable & Accrued Expenses                                        $  20,409           $  19,776
  Accounts Payable
  Note Payable - Related Party                                                      --                  --
                                                                             ---------           ---------
      Total Current Liabilities                                                     --                  --
                                                                             ---------           ---------

      Total Liabilities                                                             --                  --

Commitments & Contingencies                                                         --                  --
                                                                             ---------           ---------
STOCKHOLDER'S EQUITY
  Preferred stock,$0.0001 par value; 100,000,000 shares authorized;
   no shares issued                                                                 --                  --
  Common Stock, $0.0001 par value; 900,000,000 shares authorized;
   434,922,000 & 240,000,000 shares issued and outstanding, respectively        43,492              43,492
  Additional paid in capital                                                        --                  --
  Discount on Common Stock                                                      (1,947)             (1,947)
  Accumulated earning (deficit)                                                 57,383              (7,347)
                                                                             ---------           ---------
      Total Stockholder's Equity                                                98,928              34,198
                                                                             ---------           ---------

TOTAL LIABILITIES & STOCKHOLDER'S  EQUITY                                    $ 119,337           $  53,974
                                                                             =========           =========


   The accompanying notes are an integral part of these financial statements.

                          RED GIANT ENTERTAINMENT INC.
                   (formerly known as Castmor Resources, Ltd.)
                            Statements of Operations
                                   (unaudited)

                                            For the three months ended         For the nine months ended
                                                       May 31,                           May 31,
                                           -----------------------------     -----------------------------
                                               2013             2012             2013             2012
                                           ------------     ------------     ------------     ------------
Sales                                      $    130,125     $     37,489     $    295,653     $     58,820
Cost of Sales                                    25,865           16,406          106,773           28,029
                                           ------------     ------------     ------------     ------------
      Gross Profit                              104,260           21,083          188,880           30,791

OPERATING EXPENSES
  Advertising & marketing                            --               38              771              666
  Depreciation & amortization                     1,630            1,463            4,888            4,389
  General & administrative                       15,639            1,639           19,037            3,848
  Travel & entertainment                          3,315               --            5,608               68
  Professional fees                              19,490            1,250           44,190            1,250
  Payroll & related expenses                     30,354               --           48,929               --
  Meeting & conventions                              --               --              726               --
                                           ------------     ------------     ------------     ------------
      Total Expense                              70,428            4,390          124,149           10,221
                                           ------------     ------------     ------------     ------------

Net Income before taxes                          33,832           16,693           64,731           20,570

Income taxes                                         --               --               --               --
                                           ------------     ------------     ------------     ------------

Net Income                                 $     33,832     $     16,693     $     64,731     $     20,570
                                           ============     ============     ============     ============

Net income per share, basic and diluted    $      (0.00)    $       0.00     $      (0.00)    $       0.00
                                           ============     ============     ============     ============
Weighted average number of common
 shares outstanding                         434,922,000      240,000,000      434,922,000      240,000,000
                                           ============     ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

                             RED GIANT ENTERTAINMENT
                  (formerly known as Castmor Resources, Ltd.)
                       Statements of Cash Flow (Unaudited)

                                                             For the nine months ended
                                                                       May 31,
                                                             ---------------------------
                                                               2013               2012
                                                             --------           --------
OPERATING ACTIVITIES
  Net Income                                                 $ 64,730           $ 20,570
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation & amortization                                4,888              4,389
     Inventory                                                (39,092)             8,065
     Prepaid expenses                                         (30,069)           (32,319)
     Accounts payable and accrued expenses                        633                 --
                                                             --------           --------
          Net Cash Used by Operating Activities                 1,090                705
                                                             --------           --------
INVESTING ACTIVITIES
  Computer equipment purchased                                     --                 --
                                                             --------           --------
          Net Cash Used by Investing Activities                    --                 --
                                                             --------           --------
FINANCING ACTIVITIES
  Capital contributed                                              --                 --
                                                             --------           --------
          Net Cash Provided by Financing Activities                --                 --
                                                             --------           --------

Net Cash Increase for Period                                    1,090                705
Cash at Beginning of Period                                       269                 --
                                                             --------           --------

Cash at End of Period                                        $  1,359           $    705
                                                             ========           ========
Supplemental cash flow information:
  Interest paid                                              $     --           $     --
                                                             ========           ========
  Income taxes paid                                          $     --           $     --
                                                             ========           ========
Non-cash Investing and Financing Activities
  Shareholder contribution of intellectual property          $     --           $     --
                                                             ========           ========


   The accompanying notes are an integral part of these financial statements.

                           RED GIANT ENTERTAINMENT INC
                   (formerly known as Castmor Resources, Ltd.)
                  Statement of Shareholder's Equity (unaudited)

                             Preferred Stock          Common Stock        Additional   Discount on  Accumulated    Total
                           ------------------   ------------------------   Paid in        Common      Earning    Shareholder
                             Sh         Amt         Sh            Amt      Capital        Stock      (Deficit)     Equity
                           -------    -------   -----------     --------   --------      --------    --------     --------
Beg. bal, January 1, 2011       --    $    --   240,000,000     $ 24,000   $  6,676      $     --    $     --     $ 30,676
Net income                                                                                              9,122        9,122
                           -------    -------   -----------     --------   --------      --------    --------     --------
Balance December 31, 2011       --         --   240,000,000       24,000      6,676            --       9,122       39,798
Contributed capital             --         --            --           --     10,869            --          --       10,869
Recapitalization from
 reverse merger                 --         --   194,922,000       19,492    (17,545)       (1,947)         --           --
Net loss, for period                                                                                  (16,469)     (16,469)
                           -------    -------   -----------     --------   --------      --------    --------     --------
Balance August 31, 2012         --         --   434,922,000       43,492         --        (1,947)     (7,347)      34,198

Net income                                                                                             64,731       64,731
                           -------    -------   -----------     --------   --------      --------    --------     --------

Balance May 31, 2013            --    $    --   434,922,000     $ 43,492   $     --      $ (1,947)   $ 57,384     $ 98,929
                           =======    =======   ===========     ========   ========      ========    ========     ========


   The accompanying notes are an integral part of these financial statements.

                         RED GIANT ENTERTAINMENT, INC.
                  (formerly known as Castmor Resources, Inc.)
                       NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2013


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Red Giant Entertainment LLC, (hereinafter "the Company") was formed in the State of Florida, U.S.A., on January 1, 2011. The Company's fiscal year end is December 31. On May 9, 2012, the Company incorporated and changed its name to Red Giant Entertainment, Inc. ("RGE"). All income and expenses in these financial statements have been recharacterized for reporting purposes to be all inclusive for the corporate entity. The Company was originally a publishing company, but has expanded its operations to include mass media and graphic novel artwork development.

On June 11, 2012, Castmor Resources Ltd., a Nevada corporation entered into a Share Exchange Agreement (the "Share Exchange Agreement") with RGE, and Benny Powell, who had owned 100% of the issued and outstanding shares in RGE. Pursuant to the terms and conditions of the Share Exchange Agreement, RGE exchanged 100% of the outstanding shares in RGE for 40,000,000 (40,000,000; 240,000,000 post split) newly-issued restricted shares of the Company's common stock. Due to the recapitalization and reverse merger with Castmor Resources Ltd, 32,487,000 shares (194,922,000 post split) were issued in the entity. The Company subsequently approved a 6 to 1 forward stock split of all shares of record in June, 2012.

The exchange resulted in RGE becoming a wholly-owned subsidiary of the Company. As a result of the Share Exchange Agreement, the Company will now conduct all current operations through RGE, and our principal business became the business of RGE. All share information has been restated for both the reverse merger and the forward stock split for all periods presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgment. The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

ACCOUNTING METHOD
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

ADVERTISING
Advertising costs are expensed as incurred. The Company expensed advertising costs of $0 for the periods ending May 31, 2013.

ASSET RETIREMENT OBLIGATIONS
The Company has adopted ASC 410, ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at May 31, 2013 and 2012, the Company does not have any asset retirement obligations.

                         RED GIANT ENTERTAINMENT, INC.
                  (formerly known as Castmor Resources, Inc.)
                       NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2013


CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of May 31, 2013, the Company has $1,359 of cash equivalents.

COST OF GOODS SOLD
Cost of goods sold includes the cost of creating services or artwork, advertising and books.

EARNINGS (LOSS) PER SHARE
The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were 434,922 common stock equivalents outstanding at May 31, 2013.

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

INCOME TAXES
The Company was a limited liability company ("LLC") until May 9, 2012. As an LLC, no income tax provision was made at the Company level and all taxable income and deductions were passed directly to the equity owner. The Company will be evaluating the tax ramifications of the change in entity status and the organizational changes to determine future tax issues.

The Company has adopted ASC 740, INCOME TAXES, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial

                         RED GIANT ENTERTAINMENT, INC.
                  (formerly known as Castmor Resources, Inc.)
                       NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2013


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

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at historical cost and capitalized. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset. The Company currently has equipment being depreciated for estimated lives of three to five years. Depreciation for the three months ended May 31, 2013 was $166.

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, "INTANGIBLES--GOODWILL AND OTHER (TOPIC 350): TESTING INDEFINITE-LIVED INTANGIBLE ASSETS FOR IMPAIRMENT" (the "Update"). The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights. The new standard is effective for fiscal years beginning after September 15, 2012. As of May 31, 2013, none of the Company's intangible assets are amortized as indefinite-lived intangible assets. Therefore, the adoption of this amendment is not expected to have a material impact on the Company's financial position or results of operations.

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

                         RED GIANT ENTERTAINMENT, INC.
                  (formerly known as Castmor Resources, Inc.)
                       NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2013


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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

                         RED GIANT ENTERTAINMENT, INC.
                  (formerly known as Castmor Resources, Inc.)
                       NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2013


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

NOTE 4 - INVENTORY

As of May 31, 2013, inventory consisted of physical copies of published books, as well as artwork that's used for digitally distributed works for advertising revenue and future publications. The inventory is valued at the cost to produce.

NOTE 5 - INTELLECTUAL PROPERTY

The Company's intellectual property consists of graphic novel artwork and was contributed by a shareholder to the Company and valued at $29,250, which was determined based on the historical costs for artists and printing. The intangible is being amortized over its life of five years. Amortization cost for the three months ended May 31, 2013 was $1,463. The Company expects to amortize the remaining $15,112 over the remaining life of approximately three years at $5,850 per year.

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

At May 31, 2013, the Company expected no net deferred tax assets calculated at an expected rate of 15%.

                         RED GIANT ENTERTAINMENT, INC.
                  (formerly known as Castmor Resources, Inc.)
                       NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2013


For the tax year ended December 31, 2011, the predecessor entity to RGE was a limited liability company, and as such, all tax benefits and obligations passed through the entity to its members. No provisions have been made at December 31, 2011, nor does management believe that any tax modifications would have a material effect on the financials.

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

ACCOUNTING FOR INCOME TAX UNCERTAINTIES AND RELATED MATTERS

The Company may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on the financial statements. At May 31, 2013, the tax return for 2011 and 2012 has not being filed. No income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company has not filed a tax return for the new entity. These filings will be subject to a three year statute of limitations. No adjustments have been made to reduce the estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

NOTE 7 - CAPITAL STOCK

The Company has 100,000,000 shares of preferred stock authorized and none have been issued.

The Company has 900,000,000 shares of common stock authorized, of which 434,922,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

During the eight months ended August 31, 2012, $10,869 of contributed capital was added to additional paid in capital. For the three months ended February 28, 2013, no additional capital was contributed.

In June, 2012, Castmor Resources Ltd., entered into Share Exchange Agreement (the "Share Exchange Agreement") with RGE and Benny Powell, who had owned 100% of the issued and outstanding shares in RGE. Pursuant to the terms and conditions of the Share Exchange Agreement, RGE exchanged 100% of the outstanding shares in RGE for 40,000,000 (240,000,000 post split) newly-issued restricted shares of the Company's common stock. Due to the recapitalization and reverse merger of Castmor Resources Ltd, an additional 32,487,000 (194,922,000 post split) shares were issued. The Company approved a 6 to 1 stock split of all shares issued in June of 2012. All share information has been restated for both the reverse merger and the forward stock split for all periods presented.

NOTE 8 - RELATED PARTIES

Benny Powell was an officer and director of both parties to the merger. See Note
1. Mr. Powell continues as the Company's sole officer and director post merger. Mr. Powell also provides rent and other services to the Company through his other ventures.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 8, 2013. There was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to, or disclosure in, the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report on Form 10-Q (this "Quarterly Report") includes "forward-looking statements." All statements, other than statements of historical facts, included in this Quarterly Report which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The word "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. Consequently, all of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences or effects on our business operations. We assume no obligation to update publicly, except as required by law, any such forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from those reported in our Annual Report on Form 10-K for our fiscal year ended August 31, 2011, filed with the SEC on November 29, 2011. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2011 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MAY 31, 2013 COMPARED TO THE NINE MONTHS ENDED MAY 31, 2012

REVENUES. During the nine months ended May 31, 2013, revenues were $295,653, an increase of $236,833 or 403% from $58,820 for the nine months ended May 31, 2012. The increase in revenues was a result of improvement in the overall market for our products, the continuing development of our products and penetration into our market.

COST OF SALES. During the nine months ended May 31, 2013, we incurred cost of sales of $106,773 compared to $28,029 incurred during the nine months ended May 31, 2012, an increase of $78,744 or 36%. Cost of sales increased due to increased product production to match increase in sales as well as an increase in the number of titles in development and production necessary for the creation of books to sell in forthcoming quarters.

GROSS PROFITS. Gross profit increased from $30,791 during the nine months ended May 31, 2012 to $188,880 during the nine months ended May 31, 2013. The increase of $158,089 or 513% was largely due to higher revenues and the continued development of the market for our products.

GENERAL/ADMINISTRATIVE. During the nine months ended May 31, 2013, we incurred general and administrative expenses of $124,149 compared to $10,221 incurred during the nine months ended May 31, 2012 (an increase of $113,928 or 1,115%). General and administrative expenses include corporate overhead, financial, and administrative services, marketing and professional costs. The increase was primarily due to increased expenses for professional fees and payroll.

INCOME. Our net income for the nine months ended May 31, 2013 was a net profit of $64,731 compared to a net profit of $20,570 during the nine months ended May 31, 2012, an increase of $44,161 or 215%. The increase in net income is primarily attributable to the increase of sales of our products.

LIQUIDITY AND CAPITAL RESOURCES. As of May 31, 2013, we had cash or cash equivalents of $1,359, which is the only amount available to us for current expenses until such time as we are able to secure additional investment capital. The bulk of our other assets consist of inventory in the amount of $50,020, prepaid expenses of $50,069, computer equipment (net of depreciation) of $2,777, and intellectual property (net of amortization) of $15,112.

CASH FLOWS FROM OPERATING ACTIVITIES. For the nine months ended May 31, 2013, we had net cash used by operating activities of $1,090 as compared to net cash used by operating activities of $705 in the nine months ended May 31, 2012.

CASH FLOWS FROM INVESTING ACTIVITIES. There was no net cash used by investing activities for the nine months ended May 31, 2013 as was also the case in the nine months ended May 31, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES. For the nine months ended May 31, 2013, we had no net cash provided by financing activities as was also the case in the nine months ended May 31, 2012.

THREE MONTHS ENDED MAY 31, 2013 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2012

REVENUES. During the three months ended May 31, 2013, revenues were $130,125, an increase of $92,636 or 247% from $37,489 for the three months ended May 31, 2012. The increase in revenues was a result of improvement in the overall market for our products, the continuing development of our products and penetration into our market.

COST OF SALES. During the three months ended May 31, 2013, we incurred cost of sales of $25,865 compared to $16,406 incurred during the three months ended May 31, 2012 (an increase of $9,459 or 58%). Cost of sales increased due to increased product production to match increase in sales as well as an increase in the number of titles in development and production necessary for the creation of books to sell in forthcoming quarters.

GROSS PROFITS. Gross profit increased from $21,083 during the three months ended May 31, 2012 to $104,260 during the three months ended May 31, 2013. The increase of $83,177, or 395%, was largely due to higher revenues and the continued development of the market for our products.

GENERAL/ADMINISTRATIVE. During fiscal three months ended May 31, 2013, we incurred general and administrative expenses of $70,428 compared to $4,390 incurred during the three months ended May 31, 2012, an increase of $66,038 or

1,504%. General and administrative expenses include corporate overhead, financial, and administrative services, marketing and professional costs. The increase was primarily due to increased expenses for professional fees and payroll.

INCOME. Our net income for the three months ended May 31, 2013 was a net profit of $33,832 before taxes compared to a net profit of $16,693 before taxes during the three months ended May 31, 2012, an increase of $17,139 or 103%. The increase in net income is primarily attributable to increased sales of our products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a "smaller reporting company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of May 31, 2013.

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

     * provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
     * provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2013. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). While this assessment is not formally documented, management concluded that, as of May 31, 2013, the Company's internal control over financial reporting is not effective based on those criteria.

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

     * The Company does not have an audit committee or any other governing body to oversee management.
     * Documentation of proper accounting procedures is not present and fundamental elements of an effective control environment were not present as of May 31, 2013, including formalized monitoring procedures.
     * We presently have only one officer and no employees. In as much as there is no segregation of duties within the Company, there is no management oversight, no one to review control documentation and no control documentation is being produced at this time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Due to the change in control of the registrant in the prior fiscal year, there have been changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We are currently evaluating those changes.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 13, 2013, George Sharp ("Plaintiff") filed a Complaint in San Diego Superior Court, Central District, Case No. 37-2013-00048310-CU-MC-CTL, against 14 companies, including us (collectively, "Defendants"). We were served with the Complaint on May 23, 2013. The Complaint alleges that the Plaintiff received unsolicited promotional emails being sent by Defendant, Victory Mark Corp. Ltd., discussing the other 13 corporate Defendants, including us. The Plaintiff is seeking liquidated damages in the amount of $1,000 for each email he received for a total of $1,204,000 collectively for all Defendants. We have filed a Demurrer to the Complaint asserting that we have not committed any misconduct and requesting the Complaint against us be dismissed which will be heard on October 11, 2013.

We are not currently a party to, nor are any of our property currently the subject of, any other material legal proceeding. None of the Company's directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters could have a material adverse effect upon our financial condition and/or results of operations.

ITEM 1A. RISK FACTORS

We are a "smaller reporting company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

STOCK REPURCHASE PLAN

On June 25, 2013, we announced that we had authorized a stock repurchase program permitting us to repurchase shares of our common stock over the next six to 12 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.

To date, we have made the following repurchases:

                                        Total Number of         Average Price
          Month                        Shares Purchased           Per Share
          -----                        ----------------           ---------

     June 2013                             615,900                 $0.0141
     July 2013 (through July 9)            977,200                 $0.0172
     TOTAL                               1,593,100

The shares repurchased as listed above have not yet been returned to authorized but unissued status, but upon doing so, will result in us having outstanding 433,328,900 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.                         Description
-----------                         -----------

31.1 Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RED GIANT ENTERTAINMENT, INC.


Date: July 15, 2013                    By: /s/ Benny Powell
                                           -------------------------------------
                                           Benny Powell
                                           Chief Executive Officer & Principal
                                           Executive Officer, Chief Financial
                                           Officer & Principal Financial Officer