Form 10-K
period 2013-08-31
Red Giant Entertainment, Inc.
filed 2013-12-05
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the Fiscal Year Ended August 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transition period from _______________ to __________________

                        Commission File Number: 000-34039

                          RED GIANT ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                98-0471928
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

614 E. Hwy 50, Suite 235, Clermont, Florida                        34711
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

Large  accelerated  filer [ ]                      Accelerated  filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of February 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $41,384,280 (based on 311,160,000 shares at $0.133 per share).

The registrant had 457,558,273 shares of common stock outstanding as of November 29, 2013.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I

ITEM 1.  BUSINESS ..........................................................   1

ITEM 1A. RISK FACTORS ......................................................   6

ITEM 1B. UNRESOLVED STAFF COMMENTS .........................................   6

ITEM 2.  PROPERTIES ........................................................   6

ITEM 3.  LEGAL PROCEEDINGS .................................................   6

ITEM 4.  MINE SAFETY DISCLOSURES ...........................................   6

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES .................   6

ITEM 6.  SELECTED FINANCIAL DATA ...........................................  10

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................  10

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........  13

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................  14

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE ..........................................  30

ITEM 9A. CONTROLS AND PROCEDURES ...........................................  30

ITEM 9B. OTHER INFORMATION .................................................  31

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE ...........  31

ITEM 11. EXECUTIVE COMPENSATION ............................................  34

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS ...................................  36

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE ......................................................  37

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES ............................  38

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES ...........................  39

SIGNATURES .................................................................  40

                                     PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates, and projections about us and our industry. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate," "plan," "believe," "seek," and other similar expressions that are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted. All statements other than statements of historical facts included in this Annual Report including, without limitation, any projections and assumptions in this Annual Report, are forward-looking statements.

You should not place undue reliance on these forward-looking statements, which reflect our management's view only on the date of this Annual Report. We undertake no obligation to update these statements or to report the result of any revision to the forward-looking statements that we may make to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

ITEM 1. BUSINESS

GENERAL

Red Giant Entertainment, Inc. (OTCQB: REDG) is a developer of comic book style properties intended for both the print and online comic book market and also for use in other media such as movies, video games, television, novels, toys, apparel, and apps. As used herein, "the registrant," "we," "our," and similar terms include Red Giant Entertainment, Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated in the State of Nevada on June 27, 2005 under the name Castmor Resources, Ltd. Prior to June 2012, we were primarily engaged in the acquisition and exploration of mining properties which were ultimately forfeited. Since we had minimal operations, we were considered a "shell company" as that term is defined under Rule 405 of the Securities Exchange Act of 1934 (the "Exchange Act"). Effective with the acquisition of Red Giant Entertainment, Inc., a Florida corporation ("RGE"), on June 11, 2012, we became an operating company and are no longer considered a "shell company."

For accounting and operational purposes, our acquisition of RGE was a recapitalization conducted as a reverse acquisition with RGE being regarded as the acquirer. Consistent with reverse acquisition accounting, all of the assets, liabilities and accumulated earning (deficit) of RGE are retained on our financial statements as the accounting acquirer.

On June 26, 2012, we changed our name to Red Giant Entertainment, Inc., and on July 19, 2012, we effectuated a 6-for-1 forward split of our common stock.

On March 4, 2013, we acquired ComicGenesis, LLC ("ComicGenesis"), a Nevada limited liability company that operates a user-generated comic site that hosts over 10,000 independent webcomics.

Our principal executive offices are located at 614 E. Highway 50, Suite 235, Clermont, Florida 34711, and our telephone number is (866) 926-6427. Our corporate website is www.redgiantentertainment.com. The contents of our corporate website are not incorporated into this Annual Report and our corporate website should be considered to be a website under development.

OUR BUSINESS PLAN

We acquire co-ownership, development, publishing or other rights from creators of comic properties and other properties, such as films and novels, including properties created and initially owned by our officers. We expect to leverage our officers' years of experience in the comic book and film industry to discover up and coming properties we can acquire rights in and creators we can forge relationship with. Our officers and their affiliates have ownership or other rights to several comic book properties to which we may acquire ownership or other rights.

We anticipate that our purchase of ComicGenesis will give us even greater access to up and coming comic properties and their creators in addition to providing new opportunities to sell advertising and increase consumer recognition. In addition, we expect that our relationship with Intrinsic Value Films ("Intrinsic"), a developer, producer and seller of independent films that is headed and co-owned by Isen Robbins and Amy Schoof, two of our officers and members of our Board of Directors (the "Board"), will enable us to identify films that we can adapt into comic book form. Intrinsic films are showcased on our corporate website so that we can educate audiences as to properties we may wish to develop and to gauge potential interest in such films among visitors to our website, and we may explore options to convert Intrinsic films into comic book form on a case-by-case basis.

We primarily intend to develop properties to which we or our affiliates have ownership or other rights for the comic book market, with many properties being published in Webcomic form to be accessible to consumers at no charge. We may also develop properties for use in other media such as movies, video games, television, and novels, and develop toys, and apparel and telephone wireless applications based on such properties depending on their popularity and demand. We may engage in either the direct production of such properties or enter into licensing agreements with others to accomplish these goals.

We have not established a timeline to reflect our anticipated plan of operations and we have not established any anticipated operational milestones.

CREATIVE AND PRODUCTION PROCESS

Our creative process generally begins with the development of a story line, following which a writer develops characters' actions and motivations into a plot. After a writer has developed the plot, a pencil artist translates it into an action-filled pictorial sequence of events. The penciled story then is returned to the writer who adds dialogue, indicating where the balloons and captions should be placed. The completed dialogue and artwork are forwarded to a letterer who letters the dialogue and captions in the balloons. Next, an inker enhances the pencil artist's work in order to make the drawing appear three dimensional.

The artwork is then sent to a coloring artist. Typically using only four colors in varying shades, the coloring artist uses overlays to create over 100 different tones. This artwork is subcontracted to a color separator who produces separations and sends the finished material to the printer.

We intend to retain freelance artists and writers who generally are paid on a per-page basis throughout this creative process, including artists and writers whose comic properties are being published by us or ComicGenesis. We may also use our officers or their affiliates at any stage of the creative process. Artists and writers will be eligible to receive incentives or royalties based on the number of copies sold (net of returns) of the titles in which their work appears. Rates of payment for these artists and writers will vary widely depending on the artist or writer, and on the work required. Benny R. Powell, our Chief Executive Officer, President, Chief Financial Officer, and Secretary, and a member of the Board, has entered into an independent contractor agreement with a third-party artist to provide creative services (e.g., artwork, writing, advertising and other creative endeavors) with respect to Wayward Sons(TM) and related properties. Mr. Powell's contract with the third party artist contemplates paying such artist out of net revenues derived from the respective titles. We have not directly entered into any agreements with any artists or writers, and there is no guarantee that we will be able to enter into agreements with such artists and writers on favorable terms, if at all. In addition, from time to time, we may retain Glass House Graphics, a sole proprietorship owned by David Campiti, our Chief Operating Officer and a member of the Board, to perform creative services for us. To the extent that we have our officers or their affiliates perform any work for us, such persons will not receive compensation in excess of what we would expect to pay to an unrelated third party with comparable experience and quality.

It is anticipated that printing services for our print form titles will be done by Active Media Publishing LLC ("Active Media"), an entity controlled by Benny
R. Powell, our Chief Executive Officer, President, Chief Financial Officer, and Secretary, and a member of the Board.

Digital form publication of our titles will be done on Keenspot Entertainment's ("Keenspot") Keenspot.com hosted websites pursuant to our exclusive web publishing agreement with Keenspot.

PRODUCTS AND SERVICES

Properties to which we or our affiliates have ownership or other rights are currently available in webcomic form and collected volume form. We intend to engage in the direct production of a "Giant-Size" line of titles that will be provided at no charge, with revenue being earned through selling advertising in such Giant-Size titles. In addition, we may license the development and publication of such properties in comic book or other forms to affiliates and third parties.

While our current lineup of titles is geared mainly toward the young-adult market, we also have family-friendly titles suitable for all ages. While many of our titles naturally are from the superhero or supernatural genre, we also have titles from the horror, science fiction, historical and other genres.

ELECTRONIC BOOK DISTRIBUTION

We have been operating under an agreement with Keenspot to host the internet webcomic versions of our titles on an exclusive basis as well as handle the digital application and mobile media distribution channels. Keenspot.com currently has comic properties which include a network of more than five dozen Keenspot webcomic sites and receives over two million unique visitors each month according to Google Analytics Data. As of the date of this Annual Report, the following properties we or our affiliates co-own or have rights to have Keenspot sites: Banzai Girl(TM), Buzzboy(TM), Exposure(TM), Jade Warriors(TM), Katrina(TM), Medusa's Daughter(TM), Porcelein(TM), Shockwave: Darkside(TM), Supernovas(TM) and Wayward Sons(TM). Our Keenspot sites have received an average of 376,855 visits per month in the fiscal year ended August 31, 2013. Keenspot also manages the web publication of properties to which we or our affiliates have ownership or other rights through comiXology's main app for the iPhone, iPad, Android, Kindle, and Windows 8 as well as on comiXology's website. The contents of our titles' Keenspot sites or any comiXology app or website are not incorporated into this Annual Report.

We anticipate continuing to offer our titles through our Keenspot sites at no charge and obtaining revenues from advertising rather than sales, but may offer certain titles on a subscription basis on the Internet depending on their popularity and demand. We expect that this strategic partnership with Keenspot will increase consumer recognition and demand for properties to which we or our affiliates have ownership or other rights that we anticipate will enable us to collect issues of popular titles into our Collected Book line for sale, either directly or through a third-party distributor.

COLLECTED BOOK DISTRIBUTION

Our "Collected" line consists of four to five issues bundled together with extra material to create what is called a "graphic novel." These books can be in either hardcover or softcover and currently are sold direct to consumers through an online store which we maintain on our website and at conventions we attend at prices currently ranging from $14.95 to $49.95 before taxes or shipping. We sell products on Amazon through its standard terms of service. The price points for our Collected line of products varies based on page count, type of cover and binding and other factors.

While we do not have any active third-party distribution as of the date of this Annual Report, we retain the ability to distribute our titles to book retailers, specialty shops and comic book shops through Diamond Comic Distributors, Inc. ("DCD") under their standard terms, as we had distributed products through DCD prior to February 2012. We may also seek other third-party distribution opportunities.

We anticipate collecting issues of titles published online through our Keenspot sites or included in our Giant-Size line (as discussed below) (collectively, "free titles") into our Collected line depending on their popularity and demand. There is no guarantee, however, that any of the free titles will ever acquire sufficient consumer recognition to make it to our Collected line.

GIANT-SIZED BOOK DISTRIBUTION

Our planned Giant-Size line is expected to consist of four main monthly books with a fifth quarterly book that will fill out the calendar for a full 52 week schedule. We do not intend to reprint properties published online on our Keenspot sites online for these books; instead, each book will have new material and stories. Initial books are planned to feature works such as Duel Identity(TM), Tesla(TM), a modern version of Wayward Sons(TM), Pandora's Blog(TM), and four to six other works in any given month. Currently anticipated names for our monthly books are "Giant-Size Action(TM)," "Giant-Size Fatales(TM)," "Giant-Size Thrills(TM)," "Giant-Size Fantasy(TM)," and "Giant-Size Quarterly(TM)."

Each book will appeal to a diverse demographic group by hosting a different genre of stories. Giant-Size Action will feature mainstream science-fiction, fantasy, action, and adventure stories that appeal to a wide audience. Giant-Size Fatales will feature works by women creators that appeal to audiences of all genders, but are told from a female's perspective. Giant-Size Thrills will feature works of suspense, horror, thrillers and nail-biters of all sorts that appeal to the older teen and adult audiences. Giant-Size Fantasy will play host to all-ages fare suitable and enjoyable for the whole family. Their Giant-Size Quarterly book will rotate a wide range of books that will touch on each of these targets in a unique manner.

Each book is intended to be offered at no charge to book retailers, specialty shops and comic book shops through a third-party distributor, with revenues earned through selling advertising space in the books. By providing these books free of charge, we expect to build consumer recognition and demand that we anticipate will allow us to collect issues of popular titles into our Collected Book line for sale, either directly or through a third-party distributor.

Currently, we anticipate that each book will have two issues (one from each of two titles) for approximately 32 pages of content, with two to four pages for editorial and up to 30 interior pages and three "premium" cover pages (inside front, inside back and back cover) for advertising. The "Center Spread" will also be a premium spot and will always be reserved for advertisements. We intend to use the saddle stitch binding typically used for individual comic book issues for our Giant-Size line.

ADVERTISING

We intend to sell advertising space on our Keenspot websites and in our Giant-Size line, as well as on our corporate website.

Keenspot and we share 50% of revenues generated by Keenspot from advertising on our Keenspot sites and from Keenspot's management of the web publication of properties to which we or our affiliates have ownership or other rights. We share 25% of the revenue generated from advertising on our corporate website with Project Wonderful for its services. All rates are based upon bids by advertisers and are not set by us.

Other than our agreements with Keenspot and our acceptance of Project Wonderful's standard terms of service, however, we have not entered into any agreements for advertising and there is no assurance that other companies will want to advertise in our websites or Giant-Size Books on favorable terms, if at all.

There is no guarantee that we will generate enough revenues from selling advertising space on our Keenspot websites or in our Giant-Size line to either
(i) recoup the expenses we incur in producing such products; or (ii) make such products profitable without considering their potential contribution to any profits made through the sale of our Collected line.

LICENSING AND FILM ADAPTATION

We may license the use of properties to which we or our affiliates have ownership or other rights for merchandising as toys and apparel and for production in comic book or Webcomic form or as novels, video games, apps, films or television shows. In addition, several properties to which we or our affiliates have ownership or other rights have either been developed into feature-length films or are in process of being so developed, including without limitation Journey to Magika(TM), Supernovas(TM), Wayward Sons: Legends(TM), Last Blood(TM), and Katrina(TM). We expect to receive royalties on the production of such properties in any form by licensees. We have not reached any final agreement with any licensee, and there can be no guarantee that we will be able to license such properties for any specific product-type on favorable terms, if at all.

OTHER ACTIVITIES

We also provide creative services (e.g., artwork, writing, advertising and other creative endeavors) for outside clients through our network of artists and writers, and obtain revenues through the sale of advertising space on our corporate website through ProjectWonderful.com ("Project Wonderful") under their standard terms of service.

COMPETITION

The comic book and related intellectual development industries are highly competitive with little or no barriers to entry. We compete with publishers and creative individuals.

Most of our competitors are part of integrated entertainment companies and all have greater resources and financing than us. We also face competition from other entertainment media, such as movies and video games.

The market for digital distribution of content and products and related Internet services and products is intensely competitive. Since there are no substantial barriers to entry, we expect competition in these markets to intensify. We believe that the principal competitive factors in these markets are name recognition, performance, ease of use and functionality. Our existing competitors, as well as a number of potential new competitors, may have longer operating histories in the digital distribution market, greater name recognition, larger customer bases and databases and significantly greater financial, technical, and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns and make more attractive offers to potential employees. Further, there can be no assurance that our competitors will not develop services and products that are equal or superior to ours or that achieve greater market acceptance than our offerings in the area of name recognition, performance, ease of use and functionality. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

Our competitors include DC Entertainment, home to DC Comics, Vertigo, and Mad Magazine; and Marvel Entertainment, LLC, a wholly-owned subsidiary of The Walt Disney Company.

PATENT, TRADEMARK, LICENSE AND FRANCHISE RESTRICTIONS AND CONTRACTUAL
OBLIGATIONS

We do not currently have any patent or trademark applications pending, but we plan to obtain protection with applicable patents and trademarks. We also intend to protect our intellectual properties from license infringements or violations through our contracts with third parties.

We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Our success depends in part upon our protection of our intellectual properties. We will principally rely upon copyright and contract law to protect our proprietary properties. There can be no assurance that the steps taken will be adequate to prevent misappropriation of our intellectual properties.

EMPLOYEES

We currently have one employee, Benny R. Powell, and four independent contractors, consisting of our remaining officers.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

We lease a virtual office at 614 E. Highway 50, Suite 235, Clermont, Florida 34711 on a month-to-month basis for $300 per month. We will continue to use this space for our executive offices for the foreseeable future. Other office space and storage space for print products is provided to us by our officers at no charge.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to, nor are any of our property currently the subject of, any other material legal proceeding other than as set forth herein. None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

On May 13, 2013, George Sharp ("Plaintiff") filed a Complaint in San Diego Superior Court, Central District, Case No. 37-2013-00048310-CU-MC-CTL, against 14 companies, including us (collectively, "Defendants"). We were served with the Complaint on May 23, 2013. The Complaint alleges that the Plaintiff received unsolicited promotional emails being sent by Defendant, Victory Mark Corp. Ltd., discussing the other 13 corporate Defendants, including us. The Plaintiff is seeking liquidated damages in the amount of $1,000 for each email he received for a total of $1,204,000 collectively for all Defendants. After denial of our Demurrer to the Complaint, we filed an Answer to the Complaint. The Plaintiff has filed a Demurrer to our Answer, which will be heard February 14, 2014.

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters could have a material adverse effect upon our financial condition and/or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is traded on the OTCQB tier of the OTC Markets under the symbol "REDG." Prior to August 28, 2012, our symbol was "CASL."

There is a limited trading market for our common stock at present. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue. Prior to December 21, 2012, the only trade known to us was a private sale of 10,080,000 shares of our common stock on April 4, 2012, at a price of $0.0022 per shares, as reported on a Form 4 filed with the SEC on April 4, 2012.

The following table sets forth, for the periods indicated the quarterly high and low bid prices per share as reported by OTC Markets. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

          Period                    High Price(Bid)       Low Price(Bid)
          ------                    ---------------       --------------
Year ended August 31, 2013
First Quarter (Sep-Nov)                  $0.25                $0.25
Second Quarter (Dec-Feb)                 $0.26                $0.07
Third Quarter (Mar-May)                  $0.20                $0.01
Fourth Quarter (Jun-Aug)                 $0.02                $0.01

There was no volume of trading for the first quarter of 2013. We have engaged in a stock repurchase program since June 25, 2013 (see "Stock Repurchase Plan" below).

HOLDERS

As of November 29, 2013, there were 40 holders of record of our common stock.

DIVIDENDS

We have paid no dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

As disclosed under "Item 13. Certain Relationships and Related Transactions, and Director Independence," we issued 500,000 shares of our common stock to Chris Crosby, our Chief Technology Officer and a member of the Board, in exchange for all of the shares of ComicGenesis.

The following is a summary of the following transactions and is qualified by reference to the full text of the documents underlying those transactions as filed by us with the SEC as shown our Exhibit Index hereto, which full text is incorporated herein by this reference.

TRANSACTIONS WITH ICONIC HOLDINGS, LLC ("ICONIC")

As of April 15, 2013, we entered into a Securities Purchase Agreement (the "Iconic SPA") with Iconic providing that at any time during the period beginning upon the effective date of a registration statement for the registration of the resale by Iconic of the restricted shares of our common stock issued under, or issuable upon exercise of any warrants issued under, the Iconic SPA (the "Registration Statement") (the "Effective Date") and ending on the earliest to occur of:

     (1) the date on which Iconic has purchased a total of $5,000,000 worth of our common stock pursuant to the Iconic SPA; or

     (2)  the date of termination of the Iconic SPA; or

     (3) the date which is 36 months from the Effective Date or 48 months from the Effective Date if 36 months after the Effective Date, we file an amendment to the Registration Statement or a new registration statement is declared effective, (the "Commitment Period");

we may sell shares of our common stock to Iconic for a purchase price of:

     (1) 92.5% of the lowest trading price of our common stock during the five consecutive trading days including and immediately following the date of our notice of sale (the "Market Price"); or

     (2) 90% of the Market Price if our common stock is eligible for Deposit/Withdrawal at Custodian ("DWAC"); or

     (3) 80% of the Market Price if our common stock is under a chill order of the Depository Trust & Clearing Corporation.

Pursuant to the Iconic SPA, we agreed to issue to Iconic shares of our common stock as a commitment fee valued at $100,000 in aggregate, with 10% of such value issued at execution, 45% issued 90 days following execution, and 45% issued 180 days after execution. At each issuance date, the stock was valued at the average volume weighted average price of our common stock during the five business days immediately preceding the date of issuance as quoted on Bloomberg, LP. Under this provision, we issued to Iconic an aggregate of 8,252,546 shares, of which 772,798 shares were transferred to Iconic from shares held by Benny R. Powell, our President.

We also entered into a Registration Rights Agreement with Iconic as of April 15, 2013 (the "Registration Rights Agreement") under which we are required, among other things, to file the Registration Statement prior to selling any securities to Iconic under the Iconic SPA, to keep the Registration Statement effective until the fulfillment of the Commitment Period and to pay all expenses incurred in connection with the registration.

     In addition, on April 15, 2013, we issued Iconic a 9.9% Secured Convertible Promissory Note in the amount of $130,000 for which we received $125,000 (the "Iconic Note") with an original issue discount of $5,000. The Iconic Note matures on April 15, 2014 and is convertible into our common stock at 60% of the lowest trading price of any day during the ten consecutive trading days prior to the date of conversion. The shares of common stock into which the Iconic Note is convertible are not being registered in the Registration Statement. As of the date of this report Iconic has converted $62,000 of amounts owed to it under the Iconic Note into 22,636,273 shares.

No securities have been sold under the Iconic SPA as of the date of this Annual Report.

The Iconic Note was issued, and securities under the Iconic SPA will be issued, if at all, to Iconic pursuant to the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Iconic has represented to us that it is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

12% SECURED CONVERTIBLE DEBENTURE TO WHC CAPITAL, LLC ("WHC")

On August 1, 2013, we issued a $166,000 12% secured convertible debenture (the "Debenture") to WHC. The Debenture matures on August 1, 2014, and interest on the Debenture is payable in cash upon maturity. If we fail to repay the Debenture with interest upon maturity, the interest rate increases to 22%. The Debenture is secured by 35,000,000 shares of common stock pledged by Benny R. Powell, our Chief Executive Officer, President, Chief Financial Officer, and Secretary, and a member of the Board, from his individual holdings. Funding of this note was received subsequent to our fiscal year end.

In addition, the Debenture requires us to register 300% of the principal amount of the shares into which the Debenture may be converted. Therefore, we are preparing a registration statement to register 48,823,528 shares of our common stock. The registration will also include any shares that may be converted which comprise interest on the principal. If this registration is not declared effective by the Securities and Exchange Commission (the "SEC") by December 9, 2013, the principal amount of the Debenture will be increased to 140% ($232,400) and that certain number of shares subject to conversion upon that larger amount are also being registered pursuant to the Debenture.

All or any portion of the amounts due under the Debenture may be converted at any time at the option of WHC into shares of our common stock at a conversion price equal to 60% of the lowest intra-day trading price of our common stock for the ten trading days immediately preceding the conversion date.

The Debenture was issued to WHC pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. WHC represented to us that it is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

UNSECURED CONVERTIBLE NOTE TO JSJ INVESTMENTS, INC. ("JSJ")

On August 5, 2013, we issued a $27,500 convertible note (the "JSJ Note") to JSJ. The JSJ Note is due and payable in six months from issuance at a premium of 125% of the principal amount. If we fail to repay the JSJ Note upon maturity, a default interest rate of 10% shall also apply from such date.

The JSJ Note is convertible into shares of our common stock at a conversion price equal to the lower of 55% of the average of the three lowest trading prices in (i) the ten trading days prior to the date of conversion; or (ii) the ten trading days prior to the execution of the JSJ Note.

The Debenture was issued to JSJ pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. We believe that JSJ is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

UNSECURED 9% CONVERTIBLE NOTE TO LG CAPITAL FUNDING, LLC ("LG")

On October 2, 2013, we issued a $55,000 convertible note (the "LG Note") to LG with an original issue discount of 10% covering $5,000 in LG's due diligence and legal fees in connection with the LG Note. The LG Note is due and payable on October 2, 2015, with interest payable in our common stock. If we fail to repay the LG Note upon maturity, a default interest rate of 24% shall also apply from such date, or at the highest rate permitted by law.

We may redeem the LG Note with a payment of 150% of the outstanding principal amount, and are required to redeem the LG Note upon certain sales events as set forth in the LG Note.

The LG Note is convertible after the running of the applicable Rule 144 holding period without restrictive legend into shares of our common stock at a conversion price equal to 60% of the lowest trading price of our common stock as reported on the OTCQB for any of the ten trading days prior to and including the date upon which notice of conversion is received.

The LG Note was issued pursuant to the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. We believe that LG is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

TRANSACTIONS WITH ASHER ENTERPRISES, INC. ("ASHER")

On September 30, 2013 and November 11, 2013, we entered into Securities Purchase Agreements (the "Asher SPAs") and 8% Convertible Promissory Notes (the "Asher Notes") with Asher in the principal amounts of $37,500 and $53,000, respectively. The two transactions are substantially the same, and the documents relating to the November 11, 2013 investment are filed herewith. The Asher Notes are due approximately one year from their respective issuances and carries with them a default interest rate of 22%. We may prepay the Asher Notes following issuance at rates starting at 120% of all amounts owed under such Asher Note for the first 30 calendar days after issuance, and increasing by 5% for each subsequent 30 calendar day period; provided, however, that we may not prepay either Asher Note after 180 calendar days after its respective issuance.

The Asher Notes are convertible at a conversion price equal to 58% of the average of the three lowest closing bid prices during the ten days prior to conversion; provided, however, that the conversion price time frame remains constant at the public announcement of certain major events until such time as the announced events are consummated or terminated.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, including any underlying options or warrants.

STOCK REPURCHASE PLAN

On June 25, 2013, we announced that we had authorized a stock repurchase program permitting us to repurchase shares of our common stock over the next six to 12 months. The shares are to be repurchased from time to time in open market transactions or in privately negotiated transactions in our discretion.

To date, we have made the following repurchases:

                                                                          Total Number of Shares Purchased
                              Total Number of      Average Price Paid       as Part of Publicly Announced
Period                       Shares Purchased          Per Share                  Plans or Programs
------                       ----------------          ---------                  -----------------
June 2013                         615,900               $0.0141                         615,900
July 2013                       1,170,000               $0.0192                       1,785,900
August 2013                            -0-                   -0-                      1,785,900
September 2013                         -0-                   -0-                      1,785,900
October 2013                           -0-                   -0-                      1,785,900
November 2013                          -0-                   -0-                      1,785,900
December 2013 (through
December 2)                            -0-                   -0-                      1,785,900

The shares repurchased as listed above have not yet been returned to authorized but unissued status, but upon doing so, will result in us having outstanding 455,802,373 shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Annual Report.

PRINCIPLES OF CONSOLIDATION

We operate under the name of Red Giant Entertainment, Inc. and our wholly owned subsidiaries Active Media, LLC and ComicGenesis, LLC. The companies have been incorporated for the intentions of developing brand names. The wholly owned companies are inactive. Any activities of these subsidiaries or holdings have been included in our consolidated financial statements, with elimination of any intercompany accounts and transactions.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with the Board, we have identified several accounting principles that we believe are key to the understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

GOING CONCERN

The financial statements included in our filings have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Management may use borrowings and security sales to mitigate the effects of its cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We review our estimates on an ongoing basis. The estimates were based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. We believe the judgments and estimates required in our accounting policies to be critical in the preparation of our financial statements.

REVENUE RECOGNITION

Our revenue is recognized from three primary sources: Advertising Revenue, Publishing Sales and Creative Services. Revenue was processed through our Paypal Account and Project Wonderful accounts where applicable.

Advertising Revenue comes from the following sources and is stated at net after commissions:

     * Keenspot: Revenue is recognized from Keenspot's arrangements with advertisers at an agreed upon cost per thousand verified impressions
          (CPM) to our Keenspot sites whereby advertisers pay based on the number of times the target audience is exposed to the advertisement. This revenue is recognized on a net basis in the monthly period in which the impressions occur (i.e., advertisers pay us within 90 calendar days of receiving Keenspot's invoices). The particular CPM rate varies based upon bids by advertisers and other customary factors. In exchange for advertising, hosting, IT, and sales management, Keenspot takes 50% commission of ad revenue for their services.

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

EARNINGS (LOSS) PER SHARE

We follow financial accounting standards, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were approximately 28,985,500 common stock equivalents outstanding, attributable to the convertible debt agreements as of August 31, 2013.

INCOME TAXES

We have adopted ASC 740, Income Taxes, which requires us to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

ADVERTISING

Advertising costs are expensed as incurred. We expensed advertising costs of $2,735 and $962, respectively, for the periods ending August 31, 2013 and August 31, 2012.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, we consider all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of August 31, 2013 and August 31, 2012, we had $14,937 and $269, respectively in cash equivalents.

RESULTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2013 AND 2013

REVENUES. Our revenues increased to $497,486 for the fiscal year ended August 31, 2013 as compared to revenues of $97,486 for the fiscal year ended August 31, 2012.

COST OF SALES. Our cost of sales increased to $148,215 for the fiscal year ended August 31, 2013, as compared to $69,651 for the fiscal year ended August 31, 2012.

OPERATING EXPENSES. Operating expenses increased to $421,865 for the fiscal year ended August 31, 2013, as compared to $44,304 for the fiscal year ended August 31, 2012. This change occurred due to proportionally higher General & Administrative expenses, while our Depreciation & Amortization expenses and Professional Fees increased proportionally less.

NET LOSS. We had a net loss of $72,594 for the fiscal year ended August 31, 2013 compared to a net loss of $16,469 for the fiscal year ended August 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2013, we had cash of $14,937 compared to $269 at August 31, 2012. The bulk of our other assets consist of prepaid expenses. We are currently generating revenues from operations sufficient to meet our operating expenses. However, our management believes that given the current economic environment and the continuing need to strengthen our cash position, there is still doubt about our ability to continue as a going concern. We are currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities, as well as a strategic or other transaction, to obtain additional funding to continue the development of, and successfully commercialize, our products. There can be no assurance that we will be successful in these. Should we be unable to obtain adequate financing or generate sufficient revenue in the future, our business, results of operations, liquidity and financial condition would be materially and adversely harmed, and we will be unable to continue as a going concern.

The disclosures contained in "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities-- Recent Sales of Unregistered Securities" above are incorporated herein by reference.

On June 25, 2013, we announced that we had authorized a stock repurchase program permitting us to repurchase shares of our common stock over the next six to 12 months. The shares are to be repurchased from time to time in open market transactions or in privately negotiated transactions in our discretion. We purchased 615,9000 shares in June 2013 for an average price of $0.0141 and 1,170,000 shares in July 2013 for an average price of $0.0192. We have not purchased any shares under this program from August 2013 though the date of this report. The shares repurchased as listed above have not yet been returned to authorized but unissued status, but upon doing so, will result in us having outstanding 455,772,373 shares of common stock.

Our net cash used by operating activities was $118,808 for the fiscal year ended August 31, 2013 as compared to $7,364 for the fiscal year ended August 31, 2012.

Cash used in investing activities increased from $3,332 for the fiscal year ended August 31, 2012 to $8,211 for the fiscal year ended August 31, 2013.

Cash provided by financing activities for the fiscal years ended August 31, 2013 and 2012 was $141,687 and $10,869, respectively, largely due to proceeds from notes payable of $157,500 in the fiscal year ended August 31, 2013, as compared with no notes payable proceeds in the fiscal year ended August 31, 2012.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, "Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" (the "Update"). The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights. The new standard is effective for fiscal years beginning after September 15, 2012. As of August 31, 2013, none of the our intangible assets are amortized as indefinite-lived intangible assets. Therefore, the adoption of this amendment is not expected to have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                                  Page
------------------------------------------                                  ----

Reports of Independent Registered Public Accounting Firms                    15
Consolidated Balance Sheets                                                  17
Consolidated Statements of Operations                                        18
Consolidated Statements of Stockholders' Equity                              19
Consolidated Statements of Cash Flows                                        20
Notes to the Consolidated Financial Statements                               21

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

--------------------------------------------------------------------------------
                                                        MESSINEO & CO., CPAS LLC
                                              2471 N MCMULLEN BOOTH RD, STE. 302
                                                       CLEARWATER, FL 33759-1362
                                                               T: (727) 421-6268
                                                               F: (727) 674-0511
================================================================================

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:
Red Giant Entertainment, Inc.
Clermont, Florida

We have audited the consolidated balance sheet of Red Giant Entertainment, Inc., as of August 31, 2013 the related consolidated statement of operations, consolidated changes in stockholders' deficit, and consolidated cash flows for the year ended August 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Red Giant Entertainment, Inc. as of August 31, 2012, and for the eight month period ending August 31, 2013, were audited by other auditors whose report dated January 2, 3013, expressed an unqualified opinion on those statements, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements were free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of Red Giant Entertainment, Inc. as of August 31, 2013 and the results of its operations, changes in its stockholders' deficit and its cash flows for the year ended August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses resulting in accumulated deficit and may be unable to raise further funds through equity or other traditional financing. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Messineo & Co., CPAs, LLC
-------------------------------------
Messineo & Co., CPAs, LLC
Clearwater, Florida
December 2, 2013

                       [LETTERHEAD OF MARTINELLIMICK PLLC]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Red Giant Entertainment, Inc.

We have audited the accompanying balance sheet of Red Giant Entertainment, Inc. as of August 31, 2012, and the related statements of operations, stockholders' equity, and cash flows for the period then ended. Red Giant Entertainment, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Giant Entertainment, Inc. as of August 31, 2012, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ MartinelliMick PLLC
--------------------------------
MartinelliMick PLLC
Spokane, Washington
January 2, 2013

                          Red Giant Entertainment, Inc.
                   (formerly known as Castmor Resources, Inc.)
                           Consolidated Balance Sheets

                                                                       August 31,           August 31,
                                                                         2013                 2012
                                                                      ----------           ----------
ASSETS

Current Assets
  Cash and cash equivalents                                           $   14,937           $      269
  Inventory                                                               52,107               10,928
  Prepaid and other current assets                                        82,000               20,000
                                                                      ----------           ----------
Total Current Assets                                                     149,044               31,197

Property and equipment, net of accumulated
 depreciation of $996 and $56, respectively                               10,548                3,277

Intellectual property, net of accumulated
 amortization of $15,600 and $9,750, respectively                         13,650               19,500
                                                                      ----------           ----------

      TOTAL ASSETS                                                    $  173,242           $   53,974
                                                                      ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                               $   81,332           $   19,776
  Due to related parties                                                  39,187                   --
  Convertible notes payable                                              100,710                   --
  Derivative liability                                                   271,321                   --
                                                                      ----------           ----------
Total Current Liabilities                                                492,550               19,776
                                                                      ----------           ----------

      TOTAL LIABILITIES                                                  492,550               19,776
                                                                      ----------           ----------
Commitments and Contingencies                                                 --                   --
                                                                      ----------           ----------

Stockholders' (Deficit) Equity
  Preferred stock: 100,000 authorized; $0.0001 par value
   0 shares issued and outstanding                                            --                   --
  Common stock: 900,000,000 authorized; $0.0001 par value
   434,922,000 and 434,922,000 shares issued and outstanding              43,492               43,492
  Discount on common stock                                                (1,947)              (1,947)
  Treasury stock, at cost, 1,785,900 shares                              (55,000)                  --
  Accumulated deficit                                                   (305,853)              (7,348)
                                                                      ----------           ----------
Total Stockholders' (Deficit) Equity                                    (319,308)              34,197
                                                                      ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $  173,242           $   53,974
                                                                      ==========           ==========

       See auditor's report and notes to the audited financial statements

                          Red Giant Entertainment, Inc.
                   (formerly known as Castmor Resources, Inc.)
                      Consolidated Statements of Operations

                                                                     For the eight month
                                             For the year ending        period ending
                                                   August 31,             August 31,
                                                     2013                   2012
                                                 ------------           ------------
Revenues                                         $    497,486           $     97,486
Cost of sales                                         148,215                 69,651
                                                 ------------           ------------
     Gross profit                                     349,271                 27,835
                                                 ------------           ------------
Operating Expenses
  Selling and marketing                                50,373                  6,175
  General and administrative                          180,189                  5,376
  Compensation                                         52,781                  7,302
  Professional                                        131,732                 21,495
  Depreciation and amortization                         6,790                  3,956
                                                 ------------           ------------
      Total operating expenses                        421,865                 44,304
                                                 ------------           ------------

NET LOSS FROM OPERATIONS                              (72,594)               (16,469)

OTHER INCOME (EXPENSE)
  Interest expense                                   (112,090)                    --
  Change in derivative                               (113,821)                    --
  Income taxes                                             --                     --
                                                 ------------           ------------
NET LOSS                                         $   (298,505)          $    (16,469)
                                                 ============           ============

BASIC AND DILUTIVE LOSS PER SHARE                $      (0.00)          $      (0.00)
                                                 ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     434,922,000            283,256,653
                                                 ============           ============

       See auditor's report and notes to the audited financial statements

                          Red Giant Entertainment, Inc.
                   (formerly known as Castmor Resources, Inc.)
                 Consolidated Statement of Stockholders' Deficit

                                                                           Discount
                      Preferred Stock        Common Stock      Additional     on        Treasury Shares
                     ----------------     -------------------   Paid in     Common    ------------------   Accumulated
                     Shares    Amount     Shares       Amount   Capital     Stock     Shares      Amount     Deficit       Total
                     ------    ------     ------       ------   -------     -----     ------      ------     -------       -----
BALANCE,
DECEMBER 31, 2011        --   $    --  240,000,000    $24,000  $   6,676   $     --         --   $     --   $   9,121    $  39,797

Recapitalization
from reverse
merger                   --        --  194,922,000     19,492   (17,545)    (1,947)         --         --          --           --

Contributed capital      --        --           --         --    10,869         --          --         --          --       10,869

Net loss (for the
eight month
period ending
August 31, 2012                                                                                               (16,469)     (16,469)
                     ------   -------  -----------    -------  ---------   --------  ---------   --------   ---------    ---------
BALANCE,
AUGUST 31, 2012          --        --  434,922,000     43,492         --     (1,947)        --         --      (7,348)      34,197

Stock buy-back
program                  --        --           --         --         --         --  1,785,900    (55,000)         --      (55,000)

Acquisition of
ComicGenesis             --        --           --         --     45,000         --         --         --          --           --

Contribution of
capital                  --        --           --         --    (45,000)        --         --         --          --           --

Net loss                                                                                                     (298,505)    (298,505)
                     ------   -------  -----------    -------  ---------   --------  ---------   --------   ---------    ---------
BALANCE,
AUGUST 31, 2013          --   $    --  434,922,000    $43,492  $      --   $ (1,947) 1,785,900   $(55,000)  $(305,853)   $(319,308)
                     ======   =======  ===========    =======  =========   ========  =========   ========   =========    =========


       See auditor's report and notes to the audited financial statements

                          Red Giant Entertainment, Inc.
                   (formerly known as Castmor Resources, Inc.)
                      Consolidated Statements of Cash Flows

                                                                                For the eight month
                                                        For the year ending        period ending
                                                              August 31,             August 31,
                                                                2013                   2012
                                                             ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (298,505)            $  (16,469)
  Adjustment to reconcile Net Income to net
   cash provided by operations:
     Depreciation and amortization                                6,790                  3,956
     Amortization of deferred financing costs                   100,710                     --
     Change in derivative                                       113,821                     --
  Changes in operating assets and liabilities:
     (Increase) decrease in operating assets:
        Inventory                                               (41,179)                 5,373
        Prepaid expenses and other assets                       (62,000)               (20,000)
     Increase (decrease) in operating liabilities:                   --                     --
        Accounts payable and accrued expenses                    61,555                 19,776
                                                             ----------             ----------
          Total adjustments                                     179,697                  9,105
                                                             ----------             ----------
          Net Cash (Used in) Operating Activities              (118,808)                (7,364)
                                                             ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                          (8,211)                (3,333)
  Acquisition of intangible property                                 --                     --
                                                             ----------             ----------
          Net Cash (Used in) Investing Activities                (8,211)                (3,333)
                                                             ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Shareholder loans, net                                         39,187                     --
  Proceeds from Loan(s)                                         157,500                     --
  Purchase of treasury stock, at cost                           (55,000)                    --
  Contributed capital                                                --                 10,869
                                                             ----------             ----------
          Net Cash Provided by Financing Activities             141,687                 10,869
                                                             ----------             ----------

Net increase in cash and cash equivalents                        14,668                    172
Cash and cash equivalents, beginning of period                      269                     97
                                                             ----------             ----------

Cash and cash equivalents, end of period                     $   14,937             $      269
                                                             ==========             ==========
Supplemental cash flow information
  Cash paid for interest                                     $       --             $       --
                                                             ==========             ==========
  Cash paid for taxes                                        $       --             $       --
                                                             ==========             ==========


       See auditor's report and notes to the audited financial statements

                          Red Giant Entertainment, Inc.
                   (formerly known as Castmor Resources, Inc.)
                 Notes to the Consolidated Financial Statements
                            August 31, 2013 and 2012

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

On June 11, 2012, Castmor Resources Ltd., a Nevada corporation entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Red Giant Entertainment Inc., and Benny R. Powell, who had owned 100% of the issued and outstanding shares in RGE. Pursuant to the terms and conditions of the Share Exchange Agreement, RGE exchanged 100% of the outstanding shares in RGE for forty million (40,000,000; 240,000,000 post split) newly-issued restricted shares of the Company's common stock. Due to the recapitalization and reverse merger with Castmor Resources Ltd, 32,487,000 shares (194,922,000 post split) were issued in the entity. The Company subsequently approved a 6 to 1 forward stock split of all shares of record in June, 2012.

The exchange resulted in RGE becoming a wholly-owned subsidiary of the Company. As a result of the Share Exchange Agreement, the Company will now conduct all current operations through Red Giant Entertainment, and our principal business became the business of RGE. The Company's fiscal year end adopted August 31. All share information has been restated for both the reverse merger and the forward stock split for all periods presented.

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

PRINCIPLES OF CONSOLIDATION
The Company operates under the name of Red Giant Entertainment, Inc. and its wholly owned subsidiaries Active Media, LLC and ComicGenesis, LLC. The companies have been incorporated for the intentions of developing brand names. The wholly owned companies are inactive. Any activities of these subsidiaries or holdings have been included in the consolidated financial statements, with elimination of any intercompany accounts and transactions.

ACCOUNTING METHOD
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. The Company reviews its estimates on an ongoing basis. The estimates were based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could

                          Red Giant Entertainment, Inc.
                   (formerly known as Castmor Resources, Inc.)
                 Notes to the Consolidated Financial Statements
                            August 31, 2013 and 2012

differ from these estimates. The Company believes the judgments and estimates required in its accounting policies to be critical in the preparation of the Company's financial statements.

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

The Company currently does not have any assets that are measured at fair value on a recurring or non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at August 31, 2013, nor gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended August 31, 2013.

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of August 31, 2013, the company has $14,937 of cash equivalents.

ACCOUNTS RECEIVABLE AND CREDIT
The Company currently does not issue credit on services or product provided, therefore there are no accounts receivable. No allowance for doubtful accounts is considered necessary to be established for amounts that may not be recoverable, since there has been no credit issued.

ASSET RETIREMENT OBLIGATIONS
The Company has adopted ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at August 31, 2013, the Company does not have any asset retirement obligations.

LONG-LIVED ASSETS IMPAIRMENT
Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360, Property, Plant and Equipment. Management considers assets to be impaired if the carrying value

                          Red Giant Entertainment, Inc.
                   (formerly known as Castmor Resources, Inc.)
                 Notes to the Consolidated Financial Statements
                            August 31, 2013 and 2012

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

Publishing Revenue comes from the following sources:

     * Kickstarter Campaigns: These are presales for books and revenue is recognized only once the books arrive and are shipped to the buyers.
     * Direct Sales: Through our online store, we sell directly to clients and the transactions process through our credit processing service (Paypal) account. All orders are shipped immediately and revenue is recognized immediately.

Creative Services are artwork, writing, advertising, and other creative endeavors we handle for outside clients. Revenue is recognized upon completion of the services and payment has been tendered.

Shipping and Handling for purchases are paid directly by the consumer through a credit processing service.

COST OF GOODS SOLD
Cost of goods sold includes the cost of creating services or artwork, advertising and books.

ADVERTISING
Advertising costs are expensed as incurred. The Company expensed advertising costs of $3,506 and $962 for the periods ending August 31, 2013 and 2012, respectively.

SHARE-BASED COMPENSATION
In accordance with FASB ASC No. 718, Compensation - Stock Compensation ("ASC 718"). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Equity instruments ("instruments") issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC 718. FASB ASC No. 505, Equity Based Payments to Non-Employees ("ASC 505") defines the

                          Red Giant Entertainment, Inc.
                   (formerly known as Castmor Resources, Inc.)
                 Notes to the Consolidated Financial Statements
                            August 31, 2013 and 2012

measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or
(b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505. During the periods ending August 31, 2013 and 2012, there were no stock-based shares issued.

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

EARNINGS (LOSS) PER SHARE
The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were approximately 28,985,500 common stock equivalents outstanding, attributable to the convertible debt agreements as of August 31, 2013.

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

We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported consolidated financial position or consolidated operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

The Company believes that its ability to execute its business plan, and therefore continue as a going concern, is dependent upon its ability to do the following:

                          Red Giant Entertainment, Inc.
                   (formerly known as Castmor Resources, Inc.)
                 Notes to the Consolidated Financial Statements
                            August 31, 2013 and 2012

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

NOTE 4 - INVENTORY

As of August 31, 2013, inventory consisted of physical copies of published books, as well as artwork that's used for digitally distributed works for advertising revenue and future publications. The inventory is valued at a standard cost to produce.

Prepaid expenses include advanced funds for the production of our print. As of August 31, 2013 and 2012, these advanced payments were $82,000 and $20,000, respectively, which were made to a related party.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                               August 31,
                                                      --------------------------
                                                        2013              2012
                                                      --------          --------
Computers and equipment                               $  3,333          $  3,333
Trade booth and equipment                                8,211                --
                                                      --------          --------
Total property and equipment                            11,544             3,333
Less accumulated depreciation                              996                56
                                                      --------          --------
      Property and equipment, net                     $ 10,548          $  3,277
                                                      ========          ========

Depreciation for the periods ended August 31, 2013 and 2012 was $640 and $56, respectively.

NOTE 6 - INTELLECTUAL PROPERTY

The Company's intellectual property consists of graphic novel artwork and was contributed by a shareholder to the Company and valued at $29,250, which was determined based on the historical costs for artists and printing. The intangible is being amortized over its estimated life of five years.

                                                               August 31,
                                                      --------------------------
                                                        2013              2012
                                                      --------          --------
Intellectual property                                 $ 29,250          $ 29,250
Less accumulated amortization                           15,600             9,750
                                                      --------          --------
      Intellectual property, net                      $ 13,650          $ 19,500
                                                      ========          ========

Amortization cost for the periods ended August 31, 2013 and 2012 was $5,850 and $3,900, respectively. The Company expects to amortize the remaining $13,650 over the remaining life of approximately three years at $5,850 per year.

                          Red Giant Entertainment, Inc.
                   (formerly known as Castmor Resources, Inc.)
                 Notes to the Consolidated Financial Statements
                            August 31, 2013 and 2012

Future amortization:
  2013                             $  5,850
  2014                                5,850
  2015                                1,950
  thereafter                             --
                                   --------
                                   $ 13,650
                                   ========

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company entered into lending arrangements with two entities, each with convertible features. The Company evaluated the terms of the convertible notes, with face values totaling $157,500, in accordance with ASC Topic No. 815 - 40, DERIVATIVES AND HEDGING - CONTRACTS IN ENTITY'S OWN STOCK and that the underlying common stock is indexed to the Company's common stock. The Company determined that the conversion features meet the definition of a liability and therefore bi-furcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a debt discount on the notes in the amount of $157,500 on the origination date. The debt discount was recorded as reduction (contra-liability) to the Convertible Notes Payable. The debt discount is being amortized over the life of the notes. Additionally, the notes called for an immediate withholding of $5,000 for service charges, which has been treated as an original issue discount or deferred financing costs, a contra-liability charge, which is to be amortized as finance cost over the life of the loan. Expense, in the amount of $100,710 was recognized for the period ended August 31, 2013.

A derivative liability, in the amount of $271,321 has been recorded, as of August 31, 2013, related to the above notes. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

Weighted Average:
  Dividend rate                         0.0%
  Risk-free interest rate              0.05%
  Expected lives (years)              0.563
  Expected price volatility           288.2%
  Forfeiture Rate                       0.0%

The convertible notes outstanding as of August 31 are summarized below:

                          Red Giant Entertainment, Inc.
                   (formerly known as Castmor Resources, Inc.)
                 Notes to the Consolidated Financial Statements
                            August 31, 2013 and 2012

                                                                                       2013              2012
                                                                                     --------          --------
Convertible promissory note, dated April 15, 2013, original face value of            $130,000          $     --
 $130,000, maturing April 15, 2014, 9.9% interest. Conversion price shall be equal to 60% (40% discount) of the lowest trading price of any day during the
 10 consecutive trading days prior to the date on which Holder elects to convert all or part of the note.

Convertible promissory note, dated August 5, 2013, original face value of
 $27,500, maturing February 5, 2014, 10% interest. Conversion price shall be equal to 55% (45% discount) of the average of the three lowest trades on the previous 10 trading days prior to the date of conversion, with a maximum conversion price equal to the that price that would be obtained if the
 conversion were to be made on the date that the note was executed.                    27,500                --
                                                                                     --------          --------
Total debt                                                                           $157,500          $     --
Less: unexpired debt discounts and deferred finance costs                              56,790                --
                                                                                     --------          --------
Total                                                                                $100,710          $     --
                                                                                     ========          ========


Unexpired debt discounts and deferred finance costs, in the amount of $56,790, will be recognized as interest expense in for year ending August 31, 2014. If converted as of August 31, 2013, there would be approximately 28,985,500 additional shares to be issued.

NOTE 8 - PROVISION FOR INCOME TAXES

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

At August 31, 2013 and 2012, the Company expected no net deferred tax assets to be recognized, resulting from net operating losses. Deferred tax assets were offset by a corresponding allowance of 100%.

For the tax year ended December 31, 2011, the predecessor entity to Red Giant Entertainment, Inc. was a limited liability company, and as such, all tax benefits and obligations passed through the entity to its members. No provisions have been made at December 31, 2011, nor does management believe that any tax modifications would have a material effect on the financials. The Company has accrued approximately $1,300 in penalties associated with delinquent filings.

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

ACCOUNTING FOR INCOME TAX UNCERTAINTIES AND RELATED MATTERS

The Company may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on the financial statements. At August 31, 2013, the tax return for 2011 and 2012 has not being filed. No income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company has not filed a tax return for the new entity. These filings will be subject to a three year statute of

                          Red Giant Entertainment, Inc.
                   (formerly known as Castmor Resources, Inc.)
                 Notes to the Consolidated Financial Statements
                            August 31, 2013 and 2012

limitations. No adjustments have been made to reduce the estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

NOTE 9 - CAPITAL STOCK

The Company has 100,000,000 shares of preferred stock authorized and none have been issued.

The Company has 900,000,000 shares of common stock authorized, of which 434,922,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights. During the year, the company purchased back 1,785,900 shares of its common stock. As of the date of filing, these shares have not been cancelled and remain outstanding in the name of Red Giant Entertainment, Inc. It is anticipated that these shares will be cancelled in the following quarter.

During the eight months ended, August 31, 2012, $10,869 of contributed capital was added to additional paid in capital.

In June, 2012, Castmor Resources Ltd., entered into Share Exchange Agreement (the "Share Exchange Agreement") with Red Giant Entertainment Inc., ("RGE"), and Benny R. Powell, who had owned 100% of the issued and outstanding shares in RGE. Pursuant to the terms and conditions of the Share Exchange Agreement, RGE exchanged 100% of the outstanding shares in RGE for forty million (240,000,000 post split) newly-issued restricted shares of the Company's common stock. Due to the recapitalization and reverse merger of Castmor Resources Ltd, an additional 32,487,000 (194,922,000 post split) shares were issued. The Company approved a 6 to 1 stock split of all shares issued in June of 2012. All share information has been restated for both the reverse merger and the forward stock split for all periods presented.

During the year ending August 31, 2013 the Company entered into a stock buy-back plan, whereby 1,785,900 shares were repurchased for $55,000 cost. The shares remain in the name of the Corporation until such time as they are cancelled.

NOTE 10 - RELATED PARTIES

Benny R. Powell was an officer and director of both parties to the merger. See
Note 1. Mr. Powell continues as the Company's officer and director post merger. Mr. Powell also provides rent and other services to the Company through his other ventures.

The Company purchases print materials through a wholly owned entity, Active Media Publishing, Inc, ("AMPI") of Mr. Powell. AMPI has certain arrangements with overseas printing companies, whereby the printing is facilitated to the Company. Agreement with AMPI states processing is at near cost prices on a non-exclusive basis. During the year ended August 31, 2013, the Company purchased print media in the amount of $165,540.

Keenspot has been paid or accrued commissions in the amount of approximately $6,785 for the year ending August 31, 2013.

During the year ending August 31, 2013, the President and Chief Executive Officer has advanced assets in the amount of $39,187, which includes transfer of 3 million shares of common stock, personally held, to an unrelated vendor for securing services. Those services were valued at $36,000, per the agreement and the fair value of the stock at the date of the exchange. As of August 31, 2013 and 2012, the Company was indebted to the President and Chief Executive, in the amount of $39,187 and $0, respectively.

The Company does not have employment contracts with its controlling shareholder who is President and Chief Executive Officer of the Company, although it has independent contractor agreements with its other officers.

                          Red Giant Entertainment, Inc.
                   (formerly known as Castmor Resources, Inc.)
                 Notes to the Consolidated Financial Statements
                            August 31, 2013 and 2012

We also from time to time have retained Glass House Graphics, a sole proprietorship owned by David Campiti, our Chief Operating Officer and a member of the Board, to provide creative services for us. We paid an aggregate of $2,035 to Glass House Graphics in the fiscal year ended August 31, 2013.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 11 - BUSINESS SEGMENTS

The Company generates revenues from three service offerings: Advertising, Book publishing and Creative. The Company's management measures its performance by revenue lines and does not allocate its selling, general and administrative expenses to each revenue offering. A summary of the lines of revenue are as follows:

                                                           August 31,
                                                -------------------------------
                                                  2013                   2012
                                                --------               --------
Revenues:
  Advertising                                   $  6,842               $  5,538
  Book publishing                                253,146                 82,684
  Creative                                       237,498                  9,264
                                                --------               --------
                                                 497,486                 97,486
                                                --------               --------
Cost of Sales:
  Advertising                                      5,843                  4,757
  Book publishing                                112,792                 51,936
  Creative                                        29,580                 12,958
                                                --------               --------
                                                 148,215                 69,651
                                                --------               --------
Gross Margin:
  Advertising                                        999                    781
  Book publishing                                140,354                 30,748
  Creative                                       207,918                 (3,694)
                                                --------               --------
                                                $349,271               $ 27,835
                                                ========               ========

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company. The Company's management is aware of a certain pending or threatened assertion and believe that the matter is without legal merit and if defense is successful would not have a material effect on the Company's financial position or results of operations.

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to August 31, 2013, the Company issued 22,636,273 shares of its common stock, at a fair market value of $142,210 in exchange of debt totaling $62,000. The Company will recognize a reduction in the derivative liability of $80,210.

In period from September through November 2013 the Company issued four (4) convertible promissory notes with an aggregate face value of $311,500, interest of 8-12% interest, maturing in nine months to one year.

Management has evaluated subsequent events through November 27, 2013. There was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to, or disclosure in, the accompanying consolidated financial statements, except as mentioned above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Benny R. Powell, our Chief Executive Officer, President, Chief Financial Officer, and Secretary, and a member of the Board, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this Annual Report Based upon such evaluation, Mr. Powell concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including Mr. Powell, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of August 31, 2013, the end of our fiscal-year. Management based its assessment on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of the end of the fiscal-year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Board.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are disclosed below:

     * We do not have an audit committee or any other governing body to oversee management.
     * Documentation of proper accounting procedures is not present and fundamental elements of an effective control environment were not present as of August 31, 2013, including formalized monitoring procedures.
     * While we now have five officers, there is still no segregation of duties with respect to internal controls, no management oversight, and no additional persons reviewing control documentation, and no control documentation is being produced at this time.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Our management does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Because we are a smaller reporting company, the rules and regulations of the SEC do not require that we include a report of our independent registered public accounting firm regarding our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 25, 2013, we entered into an Independent Contractor Agreement with each of our officers other than Benny R. Powell. Under such Independent Contractor Agreements, we have agreed to pay each of Ms. Schoof and Messrs. Campiti, Crosby and Isen $18,000 per year in monthly increments of $1,500. The Independent Contractor Agreements have an initial term of one year and renews automatically for subsequent one year terms unless terminated. The Independent Contractor Agreements provide that our officers may perform services for other companies.

The disclosures set forth above under "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities-- Recent Sales of Unregistered Securities" regarding the JSJ Note are incorporated herein by this reference.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors are as follows:

     Name           Age                         Position
     ----           ---                         --------
Benny R. Powell     39       Chief Executive Officer, President, Chief Financial
                             Officer, Secretary, Director

David Campiti       55       Chief Operations Officer, Director

Chris Crosby        36       Chief Technology Officer, Director

Isen Robbins        45       Chief Intellectual Property Officer, Director

Aimee Schoof        42       Chief Business Development Officer, Director

The mailing address for all our officers and directors is 614 E. Hwy 50, Suite 235, Clermont, Florida 34711.

DUTIES, RESPONSIBILITIES AND EXPERIENCE

BENNY R. POWELL, CHIEF EXECUTIVE OFFICER, PRESIDENT, CHIEF FINANCIAL OFFICER, SECRETARY, AND DIRECTOR. Mr. Powell has served as our Chief Executive Officer, President, Chief Financial Officer, and Secretary, and as a member of the Board, since June 11, 2012. Mr. Powell was the founder of RGE (acquired by us in June
2012) and served as its Chief Executive Officer from formation in January 2011. He also founded and has served as Chief Executive Officer of Active Media Publishing, LLC ("Active Media") from May 2003 to present. From November 2002 to June 2007, Mr. Powell also served as CEO for Total Solutions Marketing, LLC, a full service marketing company. From January 1995 to February 1999, Mr. Powell worked as a writer at Marvel Comics Group. Mr. Powell is a co-owner of several of properties, including without limitation Duel Identity(TM), Katrina(TM), Wayward Sons(TM), and Wayward Sons: Legends(TM).

DAVID CAMPITI, CHIEF OPERATIONS OFFICER AND DIRECTOR. Mr. Campiti has served as our Chief Operations Officer and a member of the Board since March 5, 2013. He has also served as CEO and Global Talent Supervisor for Glass House Graphics, a sole proprietorship professional services firm dba Studio Sakka Graphics & Animation, Art & Comics Store, and The Academy of Comic Book Arts that provides development and organizational services as well as illustrators, writers, painters and designers, since 1993. Mr. Campiti oversees two Glass House Graphics offices in Brazil; one in Manila, Philippines; one in New Delhi, India; two locations in Indonesia, and one in Europe--coordinating creative services from a roster of more than 120 talents worldwide to produce animation, art, and digital graphics for scores of clients.

Mr. Campiti has over 30 years of experience in the comic book industry, including writing for DC Comics, and helped launch Amazing Comics, Wonder Color Comics, Pied Piper Press, Eternity Comics, New Sirius Productions (both Sirius Comics and Prelude Graphics), and other companies. Mr. Campiti is a co-owner of several properties featured on our website, including without limitation Banzai Girl(TM), Exposure(TM), Jade Warriors(TM), Pandora's Blog(TM), The Shadow Children(TM), and Journey to Magika(TM), which he also produced as an animated film. Journey to Magika previewed at Tribeca Film Festival and is due for release in 2014 (Trailer: http://nikothemovie.com/trailer.html).

CHRIS CROSBY, CHIEF TECHNOLOGY OFFICER AND DIRECTOR. Mr. Crosby has served as our Chief Technology Officer and a member of the Board since March 1, 2013. He has also co-founded Keenspot, our strategic partner, in March 2000 and Blatant Comics, an independent comic book publisher, in July 1997. Mr. Crosby has served as CEO of Keenspot and as Vice President and Editor-in-Chief of Blatant Comics since such companies' respective founding dates. Mr. Crosby has over 20 years experience in the comic book industry, and in 1994 he became one of the first creators to step into the new world of online comics. In 1999, he launched one of the first daily online-exclusive comic strips, Superosity(TM). Mr. Crosby is the creator or co-creator of several properties featured on our website and owned by Keenspot and its affiliates, including without limitation Crow Scare(TM), The First Daughter(TM), Godmode(TM), Last Blood(TM), Sore Thumbs(TM), and Wicked Powered(TM).

ISEN ROBBINS, CHIEF INTELLECTUAL PROPERTY OFFICER AND DIRECTOR. Mr. Robbins has served as our Chief Intellectual Property Officer and a member of the Board since March 5, 2013. Mr. Robbins also co-founded Intrinsic in 1998 and has served as a Co-CEO of Intrinsic since that time. He has produced more than 30 feature films, including seven that premiered at the Sundance Film Festival, four at the Tribeca Film Festival, three at SXSW, and one at each of the Toronto, Venice, New Directors/ New Films, and Berlin Film Festivals. Intrinsic's films have been distributed worldwide and have won many awards and been honored with numerous accolades, including winning the Sundance Special Grand Jury prize, and being nominated for two Gotham and four Independent Spirit awards.

Mr. Robbins has received a producer credit on the following films: Blue Caprice (Isaiah Washington, Tim Blake Nelson, Joey Lauren Adams), Run (William Moseley, Kelsey Chow, Adrian Pasdar, Eric Roberts), Alphabet Killer (Eliza Dushku, Cary Elwes, Timothy Hutton), XX/XY (Mark Ruffalo, Kathlean Robertson), Skeptic (Zoe Saldana, Tom Arnold, Timothy Daly), Anything but Love (Andrew McCarthy, Eartha
Kitt), Hebrew Hammer (Judy Greer, Adam Goldberg, Andy Dick, Mario Van Peebles), Brother to Brother (Anthony Mackie, Daniel Sunjata, Aunjanue Ellis) and M.I.A (Danny Glover, Ron Perlman, Linda Hamilton and David Strathairn).

AIMEE SCHOOF, CHIEF BUSINESS DEVELOPMENT OFFICER AND DIRECTOR. Ms. Schoof has served as our Chief Business Development Officer and a member of the Board since March 5, 2013. Ms. Schoof also co-founded Intrinsic in 1998 and has served as a

Co-CEO of Intrinsic since that time. She has produced more than 30 feature films, including seven that premiered at the Sundance Film Festival, four at the Tribeca Film Festival, three at SXSW, and one at each of the Toronto, Venice, New Directors/ New Films, and Berlin Film Festivals. Intrinsic's films have been distributed worldwide and have won many awards and been honored with numerous accolades, including winning the Sundance Special Grand Jury prize, and being nominated for two Gotham and four Independent Spirit awards.

Ms. Schoof has received a producer credit on the following films: Blue Caprice (Isiaiah Washington, Tim Blake Nelson, Joey Lauren Adams), Run (William Moseley, Kelsey Chow, Adrian Pasdar, Eric Roberts) Alphabet Killer (Eliza Dushku, Cary Elwes, Timothy Huton), XX/XY (Mark Ruffalo, Kathlean Robertson), Skeptic (Zoe Saldana, Tom Arnold, Timothy Daly), Anything but Love (Andrew McCarthy, Eartha
Kitt), Hebrew Hammer (Judy Greer, Adam Goldberg, Andy Dick, Mario Van Peebles), Brother to Brother (Anthony Mackie, Daniel Sunjata, Aunjanue Ellis) and M.I.A (Danny Glover, Ron Perlman, Linda Hamilton and David Strathairn).

Ms. Schoof founded a nonprofit called AmaYoga in 2010 which creates yoga programs in homeless shelters and transitional housing around Los Angeles, California. Aimee has also mentored film students through The Film and Radio Recording Connection Mentoring program since 2009.

TERM OF OFFICE

Our by-laws provide that all directors hold office until the next annual stockholder's meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Our officers serve at the will of the Board.

There are no agreements or understandings for any of our officers or directors to resign at the request of another person and none of the officers or directors is acting on behalf of or will act at the direction of any other person.

Members of the Board serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected.

MEETINGS OF THE BOARD AND INFORMATION REGARDING COMMITTEES

There currently are no committees of the Board. We believe the functions of any audit, compensation or nominating and corporate governance committees can be adequately performed by the Board.

Prior to March 1, 2013, Benny R. Powell was our only director. The Board held ten meetings by teleconference from March through August 2013. All directors attended 100% of such meetings of the Board of Directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our officers or directors has been a party to or executive officer of an entity that has filed any bankruptcy petitions. During the past five years, none of our officers or directors have been convicted or been a named subject of any pending criminal proceedings. During the past five years, none of our officers or directors has been held to have violated any State or Federal Securities laws or any Federal commodities law or otherwise have been subject to any order, judgment or decree not subsequently reversed, suspended or vacated permanently enjoining such officer or director from the activities enumerated in Regulation S-K Item 4.01(f)(3).

CODE OF ETHICS

We have adopted a Code of Ethics for Senior Financial Officers to promote ethical conduct by our senior financial officers. Our sole senior financial officer is Benny R. Powell, our Chief Executive Officer and Chief Financial Officer. We expect our senior financial officer to act with honesty and integrity, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to provide full, accurate, timely and understandable disclosure in reports and documents filed with the SEC as well as other public communications; to comply with all applicable laws, rules and regulations; and to promote adherence to our Code of

Ethics. We will provide a copy of this document to any person, without charge, upon receipt of a request addressed to us at Red Giant Entertainment, Inc., 614
E. Hwy 50, Suite 235, Clermont, Florida 34711.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our common stock, file reports of ownership and changes in ownership with the SEC. Based solely on our review of the SEC's EDGAR database, copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended August 31, 2013, the following delinquencies have occurred:

                                                              No. of Transactions
                                             No. of Late         Not Filed on          Known Failures
     Name and Affiliation                     Reports            Timely Basis             to File
     --------------------                     -------            ------------             -------
Benny R. Powell, Chief Executive
Officer, President, Chief Financial
Officer, Secretary, Director                     4                     27                   None

David Campiti, Chief Operations Officer,
Director                                         1                      0                   None

Chris Crosby, Chief Technology Officer,
Director                                         3                      1                   None

Isen Robbins, Chief Intellectual
Property Officer, Director                       1                      0                   None

Aimee Schoof, Chief Business Development
Officer, Director                                1                      0                   None

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

GENERAL COMPENSATION DISCUSSION

All decisions regarding compensation for our executive officers and executive compensation programs are reviewed, discussed, and approved by the Board. All compensation decisions are determined following a detailed review and assessment of external competitive data, the individual's contributions to our success, any significant changes in role or responsibility, and internal equity of pay relationships.

SUMMARY COMPENSATION TABLE

Set forth below is a summary of compensation for our officers for all services rendered in all capacities to us. There have been no annuity, pension or retirement benefits ever paid to our officers, directors or employees.

With the exception of reimbursement of expenses incurred by our principal executive officer during the scope of his employment or service as a director, and unless expressly stated otherwise in a footnote below, our executive officers did not receive any other compensation.

                                                                      Stock          All Other
   Name and Principal Position                 Year    Salary($)     Awards($)    Compensation($)    Total($)
   ---------------------------                 ----    ---------     ---------    ---------------    --------
Benny R. Powell, Chief Executive               2013     $48,781         0               0 (1)        $48,781
Officer, President, Chief Financial            2012          0          0               0                  0
Officer, Secretary, Director

David Campiti, Chief Operations Officer,
Director (2)                                   2013          0 (3)      0 (4)           0 (1)              0 (4)

Chris Crosby, Chief Technology Officer,
Director (5)                                   2013          0 (3)      0 (6)           0                  0 (6)

Isen Robbins, Chief Intellectual
Property Officer, Director (2)                 2013          0 (3)      0 (4)           0                  0 (4)

Aimee Schoof, Chief Business Development
Officer, Director (2)                          2013          0 (3)      0 (4)           0                  0 (4)

----------
1. We have also transacted business with sole proprietorships run by or entities controlled by our officers as set forth under "Item 13. Certain Relationship and Related Transactions, and Director Independence."
2.   Appointed as an officer and director on March 5, 2013.
3. We have entered into independent contractor agreements with each of Ms. Schoof and Messrs. Campiti, Crosby and Robbins, each dated October 25, 2013, under which each such officer will be entitled to $18,000 per year in salary for services provided.
4. Each of Mr. Campiti, Mr. Isen and Ms. Schoof received 43,300,000 shares of our common stock directly from Mr. Powell for services to be rendered as a director.
5.   Appointed as an officer and director on March 1, 2013.
6. Mr. Crosby received 34,140,000 shares of our common stock directly from Mr. Powell for services to be rendered as a director.

INDEPENDENT CONTRACTOR AGREEMENTS

As set forth above under "Item 9B. Other Information," we have entered into independent contractor agreements with David Campiti, Chris Crosby, Isen Robbins and Aimee Schoof on October 25, 2013. We have no written agreement with Benny R. Powell, but we have paid $48,781 in salary compensation to Mr. Powell for services provided in the fiscal year ended August 31, 2013. We contemplate paying Benny R. Powell a monthly salary of $5,000 per month in the future.

We reserve the right to engage our officers and directors, or their affiliates, to perform services to us and compensate them for such services, other than as required to be performed under any employment or independent contractor agreement with them, or as generally required of persons in their offices, at rates no greater than we expect to pay an unrelated third party with comparable experience and quality.

Furthermore, none of our officers or directors is required to spend all of their time and resources on us and each are involved in other companies. See "Executive Officers and Directors" in this Item.

OTHER COMPENSATION

As of the date of this Annual Report, we do not have any annuity, pension, health, stock options, profit sharing retirement, or other similar benefit plans; however, we may adopt such plans in the future. As of the date of this Annual Report, there are no personal benefits available to our officers and directors.

GRANTS OF PLAN BASED AWARDS

There were no grants of plan based awards made in the fiscal year ended August 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

We do not currently have any arrangements or contracts pursuant to which our officers and directors are compensated for any services, including any additional amounts payable for committee participation or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to our equity securities owned of record or beneficially by (i) each of our named executive officers and directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all directors and officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock are deemed to be outstanding and to be beneficially owned by the person listed below for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person, if that person has the right to acquire beneficial ownership of such shares within 60 days of the date of this Annual Report.

Unless otherwise indicated below, the address of each beneficial owner is c/o Red Giant Entertainment, Inc., 614 Hwy. 50, Suite 235, Clermont, Florida 34711. Unless otherwise indicated below, we believe that each of the persons listed in the table (subject to applicable community property laws) has the sole power to vote and to dispose of the shares listed opposite the shareholder's name. All calculations are based on 457,558,273 shares of common stock outstanding as of November 29, 2013.

                                                      Number of Shares         Percent of
     Name of Beneficial Owner                          of Common Stock            Class
     ------------------------                          ---------------            -----
Benny R. Powell, Chief Executive Officer,
President, Chief Financial Officer, Secretary,
Director                                                146,801,600 (1)           32.08%

David Campiti, Chief Operations Officer, Director         43,300,000               9.46%

Chris Crosby, Chief Technology Officer, Director          34,640,000               7.57%

Isen Robbins, Chief Intellectual Property Officer,
Director                                                  43,300,000               9.46%

Aimee Schoof, Chief Business Development Officer,
Director                                                  43,300,000               9.46%

All executive officers (including named executive
officers) and directors as a group (five persons)        311,340,600              68.04%

Iconic Holdings, LLC
7200 Wisconsin Ave., Suite 260
Bethesda, Maryland 20814                                  49,952,943 (2)           9.99%

WHC Capital, LLC
303 Merrick Road, Suite 504
Lynbrook, NY 11563                                        50,783,325 (3)           9.99%

Asher Enterprises, Inc.
1 Linden Place, Suite 207
Great Neck, NY 11021                                      32,507,183 (4)           6.63%

----------
1. Includes 35,000,000 shares pledged as security to WHC to secure the Debenture. While Mr. Powell shares investment power over such shares, he retains voting rights in such shares unless we default on the 12% Secured Convertible Debenture.
2. Includes 42,473,195 shares of common stock issuable upon conversion at Iconic's option of $125,000 in principal under the Iconic Note. The Iconic
     Note is convertible into common stock at 60% of the lowest trading price during the ten consecutive trading days prior to the date of conversion, subject to a maximum beneficial ownership of 9.99% (the calculation in this Annual Report is based on a purchase price equal to $0.0029 per share (60% of $.0048, the lowest price for the ten trading days prior to December 3,
     2013) and represents the maximum beneficial ownership of 9.99%). The calculation presented herein does not include (i) interest convertible at the rate set forth above; or (ii) shares we may sell to Iconic under the Iconic SPA with Iconic upon meeting certain conditions.

3. Consists of shares of common stock issuable upon conversion at WHC's option of up to $166,000 in principal and any interest under the Debenture convertible into common stock at 60% of the lowest trading price during the ten consecutive trading days prior to the date of conversion, subject to a maximum beneficial ownership of 9.99% (the calculation in this Annual Report is based on a purchase price equal to $0.0029 per share (60% of $.0048, the lowest price for the ten trading days prior to December 3,
     2013) and represents the maximum beneficial ownership of 9.99%). The calculation presented herein does not include interest convertible at the rate set forth above.
4. Consists of shares of common stock issuable upon conversion at Asher's option of up to $90,500 in principal and any interest under the Debenture convertible into common stock at 58% of the lowest trading price during the ten consecutive trading days prior to the date of conversion, subject to a maximum beneficial ownership of 9.99% (the calculation in this Annual Report is based on a purchase price equal to $0.0028 per share (58% of $.0048, the lowest price for the ten trading days prior to December 3,
     2013) and represents the maximum beneficial ownership of 9.99%). The calculation presented herein does not include interest convertible at the rate set forth above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not entered into any material transactions with any director, executive officer, promoter, security holder who is a beneficial owner of 5% or more of our common stock, or any immediate family member of such persons other than as set forth below. In the future, we intend to enter into agreements with our officers and directors and their affiliates to obtain co-ownership or other rights to properties that our officers and their affiliates have allowed us to showcase on our website and will disclose any material agreements at the time we enter into any such agreements as required under the Exchange Act.

PRINTING AGREEMENT WITH ACTIVE MEDIA

On March 13, 2013, we entered into a Printing Agreement with Active Media, an entity controlled by our Chief Executive Officer, President, Chief Financial Officer, Secretary, and a member of the Board, Benny R. Powell. This Printing Agreement reduces to writing the oral understanding between us and Active Media under which Active Media agreed to provide printing services to us at near cost prices on a non-exclusive basis. We paid an aggregate of $115,665.28 to Active Media in the fiscal year ended August 31, 2013.

EXCLUSIVE WEB PUBLISHING CONTRACT WITH KEENSPOT

We have published properties online through websites hosted by Keenspot under an Exclusive Web Publishing Contract dated June 30, 2010 between Benny R. Powell and Keenspot, a general partnership co-founded by Chris Crosby, our Chief Technology Officer and a member of the Board, co-founded, in which Mr. Crosby serves as Chief Executive Officer. Under this Agreement, Keenspot sells advertising on websites featuring our properties at an agreed upon cost per thousand verified impressions (CPM) to our Keenspot sites whereby advertisers pay based on the number of times the target audience is exposed to the advertisement. The particular CPM rate varies based upon bids by advertisers and other customary factors. In exchange for providing advertising, hosting, IT, and sales management services, Keenspot receives a 50% commission on advertising revenue. In the fiscal years ended August 31, 2013 and 2012, Keenspot received $6,785 and $9,975, respectively from this agreement.

STOCK EXCHANGE AGREEMENT WITH COMICGENESIS

In March 2013, we entered into a Stock Exchange Agreement with ComicGenesis, a limited liability company owned at that time by Chris Crosby, our Chief Technology Officer and member of the Board, under which we acquired 5,000,000 shares of ComicGenesis from Mr. Crosby in exchange for 500,000 shares of our common stock from shares held by our President, Benny R. Powell. ComicGenesis was not valued, as it was essentially an inactive entity.

Shares exchanged for ComicGenesis were valued at a fair market value of $45,000, the fair market value at the date of exchange. The shares exchanged were contributed by Mr. Powell and the related indebteness was forgiven to the Company as a contribution of capital. The related investment in ComicGenesis is eliminated in consolidation.

OTHER ARRANGEMENTS WITH OFFICERS

During the year ending August 31, 2013, Benny R. Powell, our President and Chief Executive Officer, has advanced assets in the amount of $39,187 to us, which includes transfer of 3 million shares of common stock, personally held, to an unrelated vendor for securing services. Those services were valued at $36,000, per the agreement and the fair value of the stock at the date of the exchange. As of August 31, 2013 and 2012, we were indebted to Mr. Powell in the amount of $39,187 and $0, respectively.

Our officers provide office and storage space to us at no charge through their other ventures.

We also from time to time have retained Glass House Graphics, a sole proprietoship owned by David Campiti, our Chief Operating Office and a member of the Board, to provide creative services for us. We paid an aggregate of $2,035 to Glass House Graphics in the fiscal year ended August 21, 2013.

We also from time to time have retained Glass House Graphics, a sole proprietorship owned by David Campiti, our Chief Operating Officer and a member of the Board, to provide creative services for us. We paid an aggregate of $2,035 to Glass House Graphics in the fiscal year ended August 31, 2013.

DIRECTOR INDEPENDENCE

We apply the definition of "independent director" provided under the Listing Rules of The NASDAQ Stock Market LLC ("NASDAQ"). Under NASDAQ rules, the Board has considered all relevant facts and circumstances regarding our directors and has affirmatively determined that none of the directors serving on the Board are independent of us under NASDAQ rules, as each director also serves as an officer of us.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Under our Articles of Incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his or her position, if he or she acted in good faith and in a manner he or she reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he or she is to be indemnified, we must indemnify him or her against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MartinelliMick, PLLC ("MMPLLC"), our independent registered public accounting firm prior to DKM, notified us on April 3, 2013 that MMPLLC had resigned. MMPLLC audited our financial statements for the fiscal year ended August 31, 2012 and reviewed our Quarterly Report on Form 10-Q for the quarter ended November 30, 2012.

On April 5, 2013, we appointed Drake Klein Messineo, CPAs, PA ("DKM") as our independent registered public accounting firm. DKM has not issued any reports on our financial statements, but reviewed our Quarterly Report on Form 10-Q for the quarter ended February 28, 2013. On May 10, 2013, we notified DKM that DKM was dismissed as our independent registered public accounting firm. DKM has not issued any reports on our financial statements.

On May 10, 2013, we engaged Messineo & Co., CPAs, LLC ("M&Co") as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended August 31, 2013, and to perform procedures related to the financial statements included in our quarterly reports on Form 10-Q, beginning with the quarter ended May 31, 2013.

AUDIT FEES

M&Co. was paid aggregate fees of approximately $12,000 for the year ended August 31, 2013, DKM was paid aggregate fees of approximately $2,000 for the year ended August 31, 2013, and MMPLLC was paid aggregate fees of approximately $24,000 and $18,400, respectively, for the years ended August 31, 2012 and 2013, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during such fiscal years.

AUDIT RELATED FEES

Neither of our independent registered public accounting firms was paid additional fees for the years ended August 31, 2013 and August 31, 2012 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

Neither of our independent registered public accounting firms was paid additional fees for the years ended August 31, 2013 and August 31, 2012 for professional services rendered for tax compliance, tax advice, and tax planning during this fiscal year period.

ALL OTHER FEES

Neither of our independent registered public accounting firms was paid any other fees for professional services during the years ended August 31, 2013 and August 31, 2012.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements.

Our consolidated financial statements are included in Part II, Item 8 of this report:

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      15
Consolidated Balance Sheets                                                  17
Consolidated Statements of Operations                                        18
Consolidated Statements of Stockholders' Equity                              19
Consolidated Statements of Cash Flows                                        20
Notes to the Consolidated Financial Statements                               21

2. Financial statement schedules.

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits.

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 39 of this Annual Report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RED GIANT ENTERTAINMENT, INC.


DATED: December 4, 2013             By: /s/ Benny R. Powell
                                        ----------------------------------------
                                        Benny R. Powell
                                        CEO, President, CFO, Secretary, Director
                                        (Principal Executive Officer, Principal
                                        Financial Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATED: December 4, 2013         By: /s/ Benny R. Powell
                                   ---------------------------------------------
                                   Benny R. Powell
                                   CEO, President, CFO, Secretary, Director
                                   (Principal Executive, Financial and
                                   Accounting Officer)


DATED: December 4, 2013         By: /s/ David Campiti
                                    --------------------------------------------
                                    David Campiti
                                    Chief Operations Officer, Director


DATED: December 4, 2013         By: /s/ Chris Crosby
                                   ---------------------------------------------
                                   Chris Crosby
                                   Chief Technology Officer, Director

                                  EXHIBIT INDEX

Exhibit                            Description
-------                            -----------

2.1           Share Exchange Agreement among the Registrant, Red Giant
              Entertainment, Inc., and Benny Powell dated June 6, 2012
              (incorporated herein by reference to Amendment Number 1 for the
              Form 8-K, filed November 6, 2012).
2.2(1)        Stock Exchange Agreement between the Registrant and Chris Crosby dated March 4, 2013
3.1           Amended and Restated Articles of Incorporation of the Registrant
              filed with the Nevada Secretary of State on August 23, 2010, which are incorporated herein by reference to Exhibit 3.1 to our Annual
              Report on Form 10-K filed with the SEC on November 29, 2010.
3.2           Certificate of Amendment to Articles of Incorporation of the
              Registrant filed with the Nevada Secretary of State on June 26,
              2012, which is incorporated herein by reference to Exhibit 3.3 to our Annual Report on Form 10-K filed with the SEC on January 3,
              2013.
3.3           Amended and Restated Bylaws of the Registrant, which are
              incorporated herein by reference to Exhibit 3.2 to our Annual
              Report on Form 10-K filed with the SEC on November 29, 2010.
4.1           Securities Purchase Agreement dated April 15, 2013 between the
              Registrant and Iconic Holdings, LLC, which is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 20, 2013.
4.2           Registration Rights Agreement dated April 15, 2013 between the
              Registrant and Iconic Holdings, LLC, which is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 20, 2013.
4.3           9.9% Secured Convertible Promissory Note dated April 15, 2013 between the Registrant and Iconic Holdings, LLC, which is
              incorporated herein by reference to Exhibit 10.3 to our Current
              Report on Form 8-K filed with the SEC on September 20, 2013.
4.4(1)        Purchase Agreement dated August 1, 2013 between the Registrant and
              WHC Capital, LLC.
4.5(1)        Pledge and Security Agreement dated August 1, 2013 between the
              Registrant and WHC Capital, LLC.
4.6(1)        12% Secured Convertible Debenture dated August 1, 2013 between the
              Registrant and WHC Capital, LLC.
4.7(1)        Convertible Note dated August 5, 2013 between the Registrant and
              JSJ Investments, Inc.
4.8(1)        9% Convertible Redeemable Note dated October 2, 2013 between the
              Registrant and LG Capital Funding, LLC
4.9(1)        Convertible Promissory Note dated November 11, 2013 between the
              Registrant and Asher Enterprises, Inc.
4.10(1)       Securities Purchase Agreement dated November 11, 2013 between the
              Registrant and Asher Enterprises, Inc.
10.1          Exclusive Web Publishing Contract between Benny Powell and
              Keenspot Entertainment dated June 30, 2010, which is incorporated herein by reference to Exhibit 10.4 to our Current Report on Form
              8-K filed with the SEC on October 13, 2013.
10.2(1)(2)    Printing Agreement between the Registrant and Active Media
              Publishing, LLC dated March 13, 2013.
10.3(1)(3)    Independent Contractor Agreement between the Registrant and Isen
              Robbins.
10.4(1)(3)    Independent Contractor Agreement between the Registrant and Chris
              Crosby.
10.5(1)(3)    Independent Contractor Agreement between the Registrant and David
              Campiti.
10.6(1)(3)    Independent Contractor Agreement between the Registrant and Aimee
              Schoof.
14            Code of Ethics for Senior Financial Officers, which is
              incorporated herein by reference to Exhibit 14.1 to our Annual
              Report on Form 10-K filed with the SEC on November 29, 2010.
21(1)         List of Subsidiaries.
31.1(1)       Chief Executive Officer Section 302 Certification.
31.2(1)       Chief Financial Officer Section 302 Certification.
32(4)         Chief Executive Officer and Chief Financial Officer Section 906
              Certification.
101           The following materials from our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 formatted in Extensible
              Business Reporting Language (XBRL): (i) the Condensed Consolidated
              Balance Sheets, (ii) the Condensed Consolidated Statements of
              Operations, (iii) the Condensed Consolidated Statements of Cash
              Flows, and (iv) related notes.

----------
1.   Filed herewith.
2. Confidential Treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.
3.   Management contract or compensatory plan or arrangement.
4.   Furnished herewith.