Form 10-Q
period 2013-11-30
Red Giant Entertainment, Inc.
filed 2014-01-14
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the Quarterly Period November 30, 2013
                                       Or

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

Large  accelerated  filer [ ]                      Accelerated  filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

As of January 13, 2014, there were 519,863,070 shares of our common stock, $0.0001 par value per share, issued and outstanding.

                          RED GIANT ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

         Balance Sheet as of November 30, 2013 (Unaudited)                     3

         Statement of Operations for the Three Months Ended
         November 30, 2013 and November 30, 2012 (Unaudited)                   4

         Statements of Cash Flows for the Three Months Ended
         November 30, 2013 and November 30, 2012 (Unaudited)                   5

         Notes to Financial Statements (Unaudited)                             6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16

Item 4.  Controls and Procedures                                              16

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 1A. Risk Factors                                                         18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3.  Defaults Upon Senior Securities                                      19

Item 4.  Mine Safety Disclosures                                              19

Item 5.  Other Information                                                    19

Item 6.  Exhibits                                                             19

SIGNATURES                                                                    20

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          Red Giant Entertainment, Inc.
                           Consolidated Balance Sheets

                                                                      November 30,           August 31,
                                                                          2013                 2013
                                                                       ----------           ----------
                                                                       (unaudited)           (audited)
ASSETS

Current Assets
  Cash and cash equivalents                                            $       39           $   14,937
  Accounts receivable, net of allowance for doubtful
   accounts of $0 and $0, respectively                                      2,095                   --
  Inventory                                                                50,992               52,107
  Prepaid and other current assets                                         89,092               82,000
                                                                       ----------           ----------
Total Current Assets                                                      142,218              149,044

Property and equipment, net of accumulated
 depreciation of $1,573 and $996, respectively                              9,971               10,548

Intangible assets, net of accumulated
 amortization of $17,063 and $15,600, respectively                         12,187               13,650
                                                                       ----------           ----------
      TOTAL ASSETS                                                     $  164,376           $  173,242
                                                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                                $   72,213           $   81,332
  Due to related parties                                                   42,301               39,187
  Note payable                                                            100,710              100,710
  Derivative liability                                                    490,206              271,321
                                                                       ----------           ----------
Total Current Liabilities                                                 705,430              492,550
                                                                       ----------           ----------

Long-term loans                                                            15,148                   --

      TOTAL LIABILITIES                                                   720,578              492,550
                                                                       ----------           ----------

COMMITMENTS AND CONTINGENCIES                                                  --                   --
                                                                       ----------           ----------
Stockholders' Deficit
  Preferred stock: 100,000 authorized; $0.0001 par value
   0 shares issued and outstanding                                             --                   --
  Common stock: 900,000,000 authorized; $0.0001 par value
   457,558,273 and 434,922,000 shares issued and outstanding               45,756               43,492
  Additional paid in capital                                              123,989                   --
  Treasury stock, at cost, 1,785,900 shares                               (55,000)             (55,000)
  Accumulated deficit                                                    (670,947)            (305,853)
                                                                       ----------           ----------
Total Stockholders' Equity (Deficit)                                     (556,202)            (319,308)
                                                                       ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $  164,376           $  173,242
                                                                       ==========           ==========


                 See notes to the unaudited financial statements

                          Red Giant Entertainment, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                     For the Three Months Ended
                                                            November 30,
                                                -----------------------------------
                                                    2013                   2012
                                                ------------           ------------
Revenues                                        $      3,379           $    105,937
Cost of sales                                          2,378                 47,474
                                                ------------           ------------
      Gross Profit                                     1,001                 58,463
                                                ------------           ------------
OPERATING EXPENSES
  Selling and marketing                               52,731                  1,497
  General and administrative                          45,879                  3,954
  Compensation                                        14,242                 12,040
  Professional                                        18,970                  1,200
  Depreciation and amortization                        2,040                  1,629
                                                ------------           ------------
      Total operating expenses                       133,862                 20,320
                                                ------------           ------------
NET PROFIT (LOSS) FROM OPERATIONS                   (132,861)                38,143
                                                ------------           ------------
OTHER INCOME (EXPENSE)
  Interest expense                                   (90,648)                    --
  Change in derivative                               (73,385)                    --
  Gain (loss) on settlement of debt                  (68,200)                    --
  Income taxes                                            --                 (5,700)
                                                ------------           ------------

NET PROFIT (LOSS)                               $   (365,094)          $     32,443
                                                ============           ============

BASIC AND DILUTIVE LOSS PER SHARE               $      (0.00)          $       0.00
                                                ============           ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                              438,927,644            434,922,000
                                                ============           ============


                 See notes to the unaudited financial statements

                          Red Giant Entertainment, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                          For the Three Months Ended
                                                                                  November 30,
                                                                       -------------------------------
                                                                          2013                 2012
                                                                       ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $ (365,094)          $   32,443
  Adjustment to reconcile Net Income to net
   cash provided by operations:
     Depreciation and amortization                                          2,040                1,629
     Amortization of deferred financing costs                              90,648                   --
     Change in derivative                                                  73,385                   --
     Loss on settlement of debt                                            68,200                   --
  Changes in operating assets and liabilities:
     (Increase) decrease in operating assets:
       Accounts receivable                                                 (2,095)                  --
       Inventory                                                            1,115              (16,366)
       Prepaid expenses and other assets                                   (7,092)             (25,040)
     Increase (decrease) in operating liabilities:                             --                   --
       Accounts payable and accrued expenses                               (9,119)               9,506
                                                                       ----------           ----------
          Total adjustments                                               217,082              (30,271)
                                                                       ----------           ----------
          Net Cash (Used in) Provided By Operating Activities            (148,012)               2,172
                                                                       ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stockholder loans, net                                                    3,114                   --
  Proceeds from Loan(s)                                                   130,000                   --
                                                                       ----------           ----------
          Net Cash (Used in) Provided by Financing Activities             133,114                   --
                                                                       ----------           ----------

Net increase (decrease) in cash and cash equivalents                      (14,898)               2,172
                                                                       ----------           ----------
Cash and cash equivalents, beginning of period                             14,937                  269
                                                                       ----------           ----------
Cash and cash equivalents, end of period                               $       39           $    2,441
                                                                       ==========           ==========
Supplemental cash flow information
  Cash paid for interest                                               $       --           $       --
                                                                       ==========           ==========
  Cash paid for taxes                                                  $       --           $       --
                                                                       ==========           ==========
Non-cash transactions:
  Expenses paid from proceeds of debt                                  $   15,500           $       --
                                                                       ==========           ==========
  Debt converted to equity                                             $   60,000           $       --
                                                                       ==========           ==========

                 See notes to the unaudited financial statements

                          Red Giant Entertainment, Inc.
           Notes to the Consolidated Financial Statements (Unaudited)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Red Giant Entertainment LLC (the "LLC") was formed in the State of Florida, U.S.A., on January 1, 2011. On May 9, 2012, the LLC incorporated and changed its name to Red Giant Entertainment, Inc. ("RGE") All income and expenses in these financial statements have been recharacterized for reporting purposes to be all inclusive for the corporate entity. The LLC was originally a publishing company, but has expanded its operations to include mass media and graphic novel artwork development.

On June 11, 2012, Castmor Resources Ltd., a Nevada corporation entered into a Share Exchange Agreement (the "Share Exchange Agreement") with RGE, and Benny Powell, who had owned 100% of the issued and outstanding shares in RGE. Pursuant to the terms and conditions of the Share Exchange Agreement, RGE exchanged 100% of the outstanding shares in RGE for forty million (40,000,000; 240,000,000 post split) newly-issued restricted shares of the Company's common stock. Due to the recapitalization and reverse merger with Castmor Resources Ltd., 32,487,000 shares (194,922,000 post split) were issued in Castmore Resources Ltd., which changed its name to Red Giant Entertainment, Inc. (the "Company"). The Company subsequently approved a 6 to 1 forward stock split of all shares of record in June, 2012. The Company's fiscal year end is August 31.

The exchange resulted in RGE becoming a wholly-owned subsidiary of the Company. As a result of the Share Exchange Agreement, the Company's principal business became the business of RGE. All share information has been restated for both the reverse merger and the forward stock split for all periods presented.

On March 4, 2013, the Company acquired ComicGenesis, LLC ("ComicGenesis"), a Nevada limited liability company that operates a user-generated comic site that hosts over 10,000 independent webcomics.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION
The Company operates under the name of Red Giant Entertainment, Inc. and its wholly owned subsidiaries RGE and ComicGenesis. The companies were incorporated for the intentions of developing brand names. Any activities of these subsidiaries or holdings have been included in the consolidated financial statements, with elimination of any intercompany accounts and transactions.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the

                          Red Giant Entertainment, Inc.
           Notes to the Consolidated Financial Statements (Unaudited)


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

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at historical cost and capitalized. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset. The Company currently has equipment being depreciated for estimated lives of three to five years. Depreciation for the three months ended November 30, 2013 and 2012 was $577 and $166, respectively.

                          Red Giant Entertainment, Inc.
           Notes to the Consolidated Financial Statements (Unaudited)


LONG-LIVED ASSETS IMPAIRMENT

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360, Property, Plant and Equipment. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis. Based upon its most recent analysis, the Company believes that no impairment of property existed at November 30, 2013 and August 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

                          Red Giant Entertainment, Inc.
           Notes to the Consolidated Financial Statements (Unaudited)


Shipping and Handling for purchases are paid directly by the consumer through Paypal. The Company has not established an allowance for doubtful accounts, as all transactions are handled through Paypal directly by the consumer.

COST OF GOODS SOLD
Cost of goods sold includes the cost of creating services or artwork, advertising and books.

ADVERTISING
Advertising costs are expensed as incurred. The Company expensed advertising costs of $25,014 and $771 for the periods ending November 30, 2013 and 2012, respectively.

STOCK BASED COMPENSATION
The Company issues restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of
(i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. Stock compensation for the periods presented were issued for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

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

EARNINGS (LOSS) PER SHARE
The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were approximately 61,000,000 common stock equivalents outstanding at November 30, 2013.

                          Red Giant Entertainment, Inc.
           Notes to the Consolidated Financial Statements (Unaudited)


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

NOTE 4 - INVENTORY

As of November 30, 2013, inventory consisted of physical copies of published books, as well as artwork that is used for digitally distributed works for advertising revenue and future publications. The inventory is valued at the cost to produce.

NOTE 5 - INTELLECTUAL PROPERTY

The Company's intellectual property consists of graphic novel artwork and was contributed by a stockholder to the Company and valued at $29,250, which was determined based on the historical costs for artists and printing. The intangible is being amortized over its life of five years. Amortization cost for the three months ended November 30, 2013 and 2012 was $1,463 and $1,463, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The Company entered into lending arrangements with several lending institutions, each with convertible features. The Company evaluated the terms of the convertible notes, with outstanding face values totaling $243,000, in accordance with ASC Topic No. 815 - 40, DERIVATIVES AND HEDGING - CONTRACTS IN ENTITY'S OWN STOCK and that the underlying common stock is indexed to the Company's common

                          Red Giant Entertainment, Inc.
           Notes to the Consolidated Financial Statements (Unaudited)


stock. The Company determined that the conversion features meet the definition of a liability and therefore bi-furcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a debt discount on the notes in the amount of $243,000 on the origination date. The debt discount was recorded as reduction (contra-liability) to the Convertible Notes Payable. The debt discount is being amortized over the term of the notes. Additionally, the notes called for an immediate withholding of $15,500 for service charges, which has been treated as an original issue discount or deferred financing costs, a contra-liability charge, which is to be amortized as finance cost over the life of the loan. Interest expense, in the amount of $90,648, was recognized for the three month period ended November 30, 2013.

A derivative liability, in the amount of $490,206 has been recorded, as of November 30, 2013, related to the above notes. The Company recognized a change in the derivative liability, resulting in a loss in the amount of $73,385. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

Weighted Average:
  Dividend rate                                                      0.0%
  Risk-free interest rate                                           0.08%
  Expected lives (years)                                           0.298
  Expected price volatility                                        315.0%
  Forfeiture Rate                                                    0.0%

Summary of Convertible Notes Payable:
  Original value                                               $ 243,000
  Deferred finance cost                                          (11,016)
  Unexpired debt discount                                       (116,126)
                                                               ---------
                                                               $ 115,858
                                                               =========

NOTE 7 - PROVISION FOR INCOME TAXES

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

At November 30, 2013, the Company expected no net deferred tax assets calculated at an expected rate of 37.6%. The Company has applied a 100% valuation allowance on the deferred tax assets attributable to the Net Operating Losses incurred.

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

ACCOUNTING FOR INCOME TAX UNCERTAINTIES AND RELATED MATTERS

The Company may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on the financial statements. At November 30, 2013, the tax return for 2011 and 2012 has not being filed. No income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company has not filed a tax return for

                          Red Giant Entertainment, Inc.
           Notes to the Consolidated Financial Statements (Unaudited)


NOTE 8 - CAPITAL STOCK

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

During the eight months ended, August 31, 2012, $10,869 of contributed capital was added to additional paid in capital. For the 3 months ended February 28, 2013, no additional capital was contributed.

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

During the three month period ending November 30, 2013, the Company issued 22,636,273 shares of its common stock in satisfaction of obligation to $60,000 of convertible notes payable. The Company recognized a loss in the amount of $68,200 resulting from the excess in the fair market value of the stock above that of the retired debt.

NOTE 9 - RELATED PARTIES

Benny Powell was an officer and director of both parties to the merger. See Note
1. Mr. Powell continues as the Company's sole officer and director post merger.

The Company purchases print materials through Active Media Publishing, Inc. ("AMPI"), an entity wholly owned by Mr. Powell. AMPI has certain arrangements with overseas printing companies, whereby the printing is facilitated to the Company. Agreement with AMPI states processing is at near cost prices on a non-exclusive basis. During the quarterly period ended November 30, 2013, the Company purchased print media in the amount of $3,750.

Keenspot has been paid or accrued commissions in the amount of approximately $917 during the quarterly period ended November 30, 2013.

The Company also from time to time have retained Glass House Graphics, a sole proprietorship owned by David Campiti, our Chief Operating Officer and a member of the Board, to provide creative services for us. The Company paid an aggregate of $12,575 to Glass House Graphics during the quarterly period ended November 30, 2013.

The Company does not own or lease property or lease office space. The officers of the Company provide office and storage space to the Company at no charge through their other ventures.

The Company does not have employment contracts with its key employees, including the controlling stockholder who is an officer of the Company, although it has independent contractor agreements with its other officers.

                          Red Giant Entertainment, Inc.
           Notes to the Consolidated Financial Statements (Unaudited)


As of December 2013, the Company has retained Chris Crosby, one of the Company's officers and directors, to also serve as web editor for the Company's webcomics. Mr. Crosby will be compensated $1,500 per month for his web editing services, which the Company believe to be substantially less than the compensation the Company would pay for an independent third party to provide such services.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 10 - BUSINESS SEGMENTS

The Company generates revenues from three service offerings: Advertising, Book publishing and Creative. The Company's management measures its performance by revenue lines and does not allocate its selling, general and administrative expenses to each revenue offering. A summary of the lines of revenue are as follows:

                                                For the Three Months Ended
                                                        November 30,
                                              -------------------------------
                                                2013                   2012
                                              --------               --------
Revenues
  Advertising                                 $  1,284               $  1,139
  Book publishing                                2,095                 96,548
  Creative                                           0                  8,250
                                              --------               --------
      TOTAL:                                     3,379                105,937
                                              --------               --------
Cost of Sales
  Advertising                                    1,342                  2,139
  Book publishing                                1,036                 42,135
  Creative                                           0                  3,200
                                              --------               --------
      TOTAL:                                     2,378                 47,474
                                              --------               --------
Gross Margin
  Advertising                                      (58)                (1,000)
  Book publishing                                1,059                 54,413
  Creative                                           0                  5,050
                                              --------               --------
      TOTAL:                                     1,001                 58,463
                                              --------               --------

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts. Additionally, regarding this concern, the Company does not have employment agreements with its key officers and directors.

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company. The Company's management is unaware of any pending or threatened assertions and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 12 - SUBSEQUENT EVENTS

In December 2013 and January 2014, four convertible debt holders converted an aggregate of $131,095.34 in principal and interest for an aggregate of 63,019,244 shares of the Company's common stock. In December 2013, two debt holders also converted debt owed to them for an aggregate of 17,416,667 shares of the Company's common stock.

                          Red Giant Entertainment, Inc.
           Notes to the Consolidated Financial Statements (Unaudited)


On January 6, 2014, the Company filed a Definitive Information Statement on
Schedule 14C (the "Information Statement") and is in process of mailing the Information Statement to stockholders. Under the Information Statement, the following actions were taken by written consent of stockholders holding a majority of the Company's common stock have authorized the following actions, effective 20 calendar days after the date of mailing to the stockholders:

     (1)  the re-election of the Company's Board of Directors;

     (2) the approval of Messineo & Co., CPAs, LLC as the Company's independent auditors for the fiscal year ending August 31, 2014;

     (3) the filing of a Certificate of Amendment to Company's the Articles of Incorporation to increase the number of authorized shares of common stock, par value $0.0001 per share from 900,000,000 to 3,000,000,000;

     (4) the approval of the Company's 2013 Stock Option Plan adopted by the Board of Directors on December 24, 2013;

     (5) the casting of an advisory vote approving the compensation of our named executive officers; and

     (6) the casting of an advisory vote on the frequency of future advisory votes to approve the compensation of our named executive officers to be every three years.

Management has evaluated subsequent events through the date these financial statements were available to issue, the date of filing with the Securities and Exchange Commission. There was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to, or disclosure in, the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from those reported in our Annual Report on Form 10-K for our fiscal year ended August 31, 2013, filed with the SEC on December 4, 2013. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2012 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2012

The three months ended November 30, 2013 were largely spent (i) negotiating the Supply Agreement with Diamond Comic Distributors, Inc. ("DCD") dated November 25, 2013 and effective January 1, 2014; (ii) transitioning our Collected Book line to be distributed through DCD for book store sales and specialty book sales; and (iii) focusing efforts on transitioning from paid-book sales to production of a "Giant-Size" line of titles that will be provided at no charge, with revenue being earned through selling advertising in such Giant-Size titles (collectively, the "Changes").

Due to Changes effect on our operations, we incurred significantly greater operating expenses and significantly lower revenues and profits for the three months ended November 30, 2013 as compared to the three months ended November 30, 2012. Nevertheless, our management believes that the Changes will eventually lead to greater profitably and more stability for our business and our prospects in the future, particularly if we are able to successfully launch or Giant-Size line of titles.

REVENUES. During the three months ended November 30, 2013, revenues were $3,379, a decrease of $102,558 from $105,937 for the three months ended November 30, 2012.

COST OF SALES. During the three months ended November 30, 2013, we incurred cost of sales of $2,378 compared to $47,474 incurred during the three months ended November 30, 2012 (a decrease of $45,096).

GROSS PROFITS. Gross profit decreased from $58,463 during the three months ended November 30, 2012 to $1,001 during the three months ended November 30, 2013.

OPERATING EXPENSES. During the three months ended November 30, 2013, we incurred operating expenses of $133,862 compared to $20,320 incurred during the three months ended November 30, 2012, an increase of $93,542. This increase occurred primarily due to greater selling and marketing costs and greater general and administrative costs, which were $52,731 and $45,879 the three months ended November 30, 2013, as compared to $1,497 and $3,954 during the three months ended November 30, 2012.

NET LOSS. Our net loss for the three months ended November 30, 2013 was $365,094 compared to a net profit of $38,143 before taxes during the three months ended November 30, 2012, a decrease of $397,537.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a "smaller reporting company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our Chief Executive Officer and the Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of November 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of November 30, 2013.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     * pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

     * provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     * provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2013. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). While this assessment is not formally documented, management concluded that, as of November 30, 2013, our internal control over financial reporting is not effective based on those criteria.

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

     * Documentation of proper accounting procedures is not present and fundamental elements of an effective control environment were not present as of November 30, 2013, including formalized monitoring procedures.

     * While we now have five officers, there is still no segregation of duties with respect to internal controls, no management oversight, and no additional persons reviewing control documentation, and no control documentation is being produced at this time.

NO CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this Quarterly Report, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

SECOND NOTE TO ICONIC HOLDINGS, LLC ("ICONIC")

On December 20, 2013, we issued Iconic a 10% Secured Convertible Promissory Note in the amount of $25,000 for which we received $17,500 (the "Second Iconic Note") with an original issue discount of $7,500. The Second Iconic Note matures on December 20, 2014 and is convertible into our common stock at the lower of
(i) $0.0033 per share; or (ii) 60% of the lowest trading price of any day during the 20 consecutive trading days prior to the date of conversion. The shares of common stock into which the Second Iconic Note is convertible are not being registered in the Registration Statement.

The Second Iconic Note was issued to Iconic pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. Iconic has represented to us that it is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

CONVERSIONS OF DEBT

During the three months ended November 2013, we issued to Iconic an aggregate of 2,636,373 shares of our common stock in exchange for debt totaling $62,000.

In December 2013 and January 2014, four convertible debt holders converted an aggregate of $131,095.34 in principal and interest for an aggregate of 63,019,244 shares of our common stock. In December 2013, two debt holders also converted debt owed to them for an aggregate of 17,416,667 shares of our common stock. All conversions were performed pursuant to the underlying terms of their convertible debt.

STOCK REPURCHASE PLAN

On June 25, 2013, we announced that we had authorized a stock repurchase program permitting us to repurchase shares of our common stock over the next six to 12 months. This stock repurchase program has been terminated in the quarterly period ended November 30, 2013. No repurchases were made in the quarterly period ended November 30, 2013.

1,785,900 shares repurchased under the stock repurchase program prior to the quarterly period ended November 30, 2013 have not yet been returned to authorized but unissued status, but upon doing so, will result in us having outstanding 518,077,170 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.                         Description
-----------                         -----------

10.1 Share Exchange Agreement between the Registrant and Diamond Comic Distributors dated as of November 25, 2013.

31.1 Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

32 (1) Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

----------
1. Furnished herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RED GIANT ENTERTAINMENT, INC.


Date: January 14, 2014                 By: /s/ Benny Powell
                                           -------------------------------------
                                           Benny Powell
                                           Chief Executive Officer & Principal
                                           Executive Officer, Chief Financial
                                           Officer & Principal Financial Officer