Form 10-K/A
period 2013-08-31
Red Giant Entertainment, Inc.
filed 2014-02-20
CIK 1411179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Table of Contents

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of February 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $41,384,280 (based on 311,160,000 shares at $0.133 per share).

The registrant had 457,558,273 shares of common stock outstanding as of November 29, 2013.

EXPLANATORY PARAGRAPH

This Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K originally filed on December 5, 2013 is made to adjust financial statements presented for omitted account and transactions related to convertible notes received and directly disbursed for amounts payable. Additional adjustment has been made for accounting for acquisition. Please refer to Note 1 to our financial statements regarding restatement of the originally reported financial statements. We have also revised “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities— Recent Sales of Unregistered Securities” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” due to the previously omitted transactions. The financial statements and disclosures herein do not reflect events that may have occurred subsequent to December 5, 2013, the original date of filing, and do not modify or update any filings made with the Securities and Exchange Commission after December 5, 2013.

Table of Contents

Table of Contents	i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates, and projections about us and our industry. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “estimate,” “plan,” “believe,” “seek,” and other similar expressions that are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted. All statements other than statements of historical facts included in this Annual Report including, without limitation, any projections and assumptions in this Annual Report, are forward-looking statements.

You should not place undue reliance on these forward-looking statements, which reflect our management’s view only on the date of this Annual Report. We undertake no obligation to update these statements or to report the result of any revision to the forward-looking statements that we may make to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

ITEM 1. BUSINESS

GENERAL

Red Giant Entertainment, Inc. (OTCQB: REDG) is a developer of comic book style properties intended for both the print and online comic book market and also for use in other media such as movies, video games, television, novels, toys, apparel, and apps. As used herein, “the registrant,” “we,” “our,” and similar terms include Red Giant Entertainment, Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated in the State of Nevada on June 27, 2005 under the name Castmor Resources, Ltd. Prior to June 2012, we were primarily engaged in the acquisition and exploration of mining properties which were ultimately forfeited. Since we had minimal operations, we were considered a “shell company” as that term is defined under Rule 405 of the Securities Exchange Act of 1934 (the “Exchange Act”). Effective with the acquisition of Red Giant Entertainment, Inc., a Florida corporation (“RGE”), on June 11, 2012, we became an operating company and are no longer considered a “shell company.”

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

On March 4, 2013, we acquired ComicGenesis, LLC (“ComicGenesis”), a Nevada limited liability company that operates a user-generated comic site that hosts over 10,000 independent webcomics.

Our principal executive offices are located at 614 E. Highway 50, Suite 235, Clermont, Florida 34711, and our telephone number is (866) 926-6427. Our corporate website is www.redgiantentertainment.com. The contents of our corporate website are not incorporated into this Annual Report and our corporate website should be considered to be a website under development.

Table of Contents	1

OUR BUSINESS PLAN

We acquire co-ownership, development, publishing or other rights from creators of comic properties and other properties, such as films and novels, including properties created and initially owned by our officers. We expect to leverage our officers’ years of experience in the comic book and film industry to discover up and coming properties we can acquire rights in and creators we can forge relationship with. Our officers and their affiliates have ownership or other rights to several comic book properties to which we may acquire ownership or other rights.

We anticipate that our purchase of ComicGenesis will give us even greater access to up and coming comic properties and their creators in addition to providing new opportunities to sell advertising and increase consumer recognition. In addition, we expect that our relationship with Intrinsic Value Films (“Intrinsic”), a developer, producer and seller of independent films that is headed and co-owned by Isen Robbins and Amy Schoof, two of our officers and members of our Board of Directors (the “Board”), will enable us to identify films that we can adapt into comic book form. Intrinsic films are showcased on our corporate website so that we can educate audiences as to properties we may wish to develop and to gauge potential interest in such films among visitors to our website, and we may explore options to convert Intrinsic films into comic book form on a case-by-case basis.

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

CREATIVE AND PRODUCTION PROCESS

Our creative process generally begins with the development of a story line, following which a writer develops characters’ actions and motivations into a plot. After a writer has developed the plot, a pencil artist translates it into an action-filled pictorial sequence of events. The penciled story then is returned to the writer who adds dialogue, indicating where the balloons and captions should be placed. The completed dialogue and artwork are forwarded to a letterer who letters the dialogue and captions in the balloons. Next, an inker enhances the pencil artist’s work in order to make the drawing appear three dimensional.

The artwork is then sent to a coloring artist. Typically using only four colors in varying shades, the coloring artist uses overlays to create over 100 different tones. This artwork is subcontracted to a color separator who produces separations and sends the finished material to the printer.

We intend to retain freelance artists and writers who generally are paid on a per-page basis throughout this creative process, including artists and writers whose comic properties are being published by us or ComicGenesis. We may also use our officers or their affiliates at any stage of the creative process. Artists and writers will be eligible to receive incentives or royalties based on the number of copies sold (net of returns) of the titles in which their work appears. Rates of payment for these artists and writers will vary widely depending on the artist or writer, and on the work required. Benny R. Powell, our Chief Executive Officer, President, Chief Financial Officer, and Secretary, and a member of the Board, has entered into an independent contractor agreement with a third-party artist to provide creative services (e.g., artwork, writing, advertising and other creative endeavors) with respect to Wayward Sons™ and related properties. Mr. Powell’s contract with the third party artist contemplates paying such artist out of net revenues derived from the respective titles. We have not directly entered into any agreements with any artists or writers, and there is no guarantee that we will be able to enter into agreements with such artists and writers on favorable terms, if at all. In addition, from time to time, we may retain Glass House Graphics, a sole proprietorship owned by David Campiti, our Chief Operating Officer and a member of the Board, to perform creative services for us.

Table of Contents	2

To the extent that we have our officers or their affiliates perform any work for us, such persons will not receive compensation in excess of what we would expect to pay to an unrelated third party with comparable experience and quality.

It is anticipated that printing services for our print form titles will be done by Active Media Publishing LLC (“Active Media”), an entity controlled by Benny R. Powell, our Chief Executive Officer, President, Chief Financial Officer, and Secretary, and a member of the Board.

Digital form publication of our titles will be done on Keenspot Entertainment’s (“Keenspot”) Keenspot.com hosted websites pursuant to our exclusive web publishing agreement with Keenspot.

PRODUCTS AND SERVICES

Properties to which we or our affiliates have ownership or other rights are currently available in webcomic form and collected volume form. We intend to engage in the direct production of a “Giant-Size” line of titles that will be provided at no charge, with revenue being earned through selling advertising in such Giant-Size titles. In addition, we may license the development and publication of such properties in comic book or other forms to affiliates and third parties.

While our current lineup of titles is geared mainly toward the young-adult market, we also have family-friendly titles suitable for all ages. While many of our titles naturally are from the superhero or supernatural genre, we also have titles from the horror, science fiction, historical and other genres.

ELECTRONIC BOOK DISTRIBUTION

We have been operating under an agreement with Keenspot to host the internet webcomic versions of our titles on an exclusive basis as well as handle the digital application and mobile media distribution channels. Keenspot.com currently has comic properties which include a network of more than five dozen Keenspot webcomic sites and receives over two million unique visitors each month according to Google Analytics Data. As of the date of this Annual Report, the following properties we or our affiliates co-own or have rights to have Keenspot sites: Banzai Girl™, Buzzboy™, Exposure™, Jade Warriors™, Katrina™, Medusa’s Daughter™, Porcelein™, Shockwave: Darkside™, Supernovas™ and Wayward Sons™. Our Keenspot sites have received an average of 376,855 visits per month in the fiscal year ended August 31, 2013. Keenspot also manages the web publication of properties to which we or our affiliates have ownership or other rights through comiXology’s main app for the iPhone, iPad, Android, Kindle, and Windows 8 as well as on comiXology’s website. The contents of our titles’ Keenspot sites or any comiXology app or website are not incorporated into this Annual Report.

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

COLLECTED BOOK DISTRIBUTION

Our “Collected” line consists of four to five issues bundled together with extra material to create what is called a “graphic novel.” These books can be in either hardcover or softcover and currently are sold direct to consumers through an online store which we maintain on our website and at conventions we attend at prices currently ranging from $14.95 to $49.95 before taxes or shipping. We sell products on Amazon through its standard terms of service. The price points for our Collected line of products varies based on page count, type of cover and binding and other factors.

Table of Contents	3

While we do not have any active third-party distribution as of the date of this Annual Report, we retain the ability to distribute our titles to book retailers, specialty shops and comic book shops through Diamond Comic Distributors, Inc. (“DCD”) under their standard terms, as we had distributed products through DCD prior to February 2012. We may also seek other third-party distribution opportunities.

We anticipate collecting issues of titles published online through our Keenspot sites or included in our Giant-Size line (as discussed below) (collectively, “free titles”) into our Collected line depending on their popularity and demand. There is no guarantee, however, that any of the free titles will ever acquire sufficient consumer recognition to make it to our Collected line.

GIANT-SIZED BOOK DISTRIBUTION

Our planned Giant-Size line is expected to consist of four main monthly books with a fifth quarterly book that will fill out the calendar for a full 52 week schedule. We do not intend to reprint properties published online on our Keenspot sites online for these books; instead, each book will have new material and stories. Initial books are planned to feature works such as Duel Identity™, Tesla™, a modern version of Wayward Sons™, Pandora’s Blog™, and four to six other works in any given month. Currently anticipated names for our monthly books are “Giant-Size Action™,” “Giant-Size Fatales™,” “Giant-Size Thrills™,” “Giant-Size Fantasy™,” and “Giant-Size Quarterly™.”

Each book will appeal to a diverse demographic group by hosting a different genre of stories. Giant-Size Action will feature mainstream science-fiction, fantasy, action, and adventure stories that appeal to a wide audience. Giant-Size Fatales will feature works by women creators that appeal to audiences of all genders, but are told from a female’s perspective. Giant-Size Thrills will feature works of suspense, horror, thrillers and nail-biters of all sorts that appeal to the older teen and adult audiences. Giant-Size Fantasy will play host to all-ages fare suitable and enjoyable for the whole family. Their Giant-Size Quarterly book will rotate a wide range of books that will touch on each of these targets in a unique manner.

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

Currently, we anticipate that each book will have two issues (one from each of two titles) for approximately 32 pages of content, with two to four pages for editorial and up to 30 interior pages and three “premium” cover pages (inside front, inside back and back cover) for advertising. The “Center Spread” will also be a premium spot and will always be reserved for advertisements. We intend to use the saddle stitch binding typically used for individual comic book issues for our Giant-Size line.

ADVERTISING

We intend to sell advertising space on our Keenspot websites and in our Giant-Size line, as well as on our corporate website.

Keenspot and we share 50% of revenues generated by Keenspot from advertising on our Keenspot sites and from Keenspot’s management of the web publication of properties to which we or our affiliates have ownership or other rights. We share 25% of the revenue generated from advertising on our corporate website with Project Wonderful for its services. All rates are based upon bids by advertisers and are not set by us.

Other than our agreements with Keenspot and our acceptance of Project Wonderful’s standard terms of service, however, we have not entered into any agreements for advertising and there is no assurance that other companies will want to advertise in our websites or Giant-Size Books on favorable terms, if at all.

There is no guarantee that we will generate enough revenues from selling advertising space on our Keenspot websites or in our Giant-Size line to either (i) recoup the expenses we incur in producing such products; or (ii) make such products profitable without considering their potential contribution to any profits made through the sale of our Collected line.

Table of Contents	4

LICENSING AND FILM ADAPTATION

We may license the use of properties to which we or our affiliates have ownership or other rights for merchandising as toys and apparel and for production in comic book or Webcomic form or as novels, video games, apps, films or television shows. In addition, several properties to which we or our affiliates have ownership or other rights have either been developed into feature-length films or are in process of being so developed, including without limitation Journey to Magika™, Supernovas™, Wayward Sons: Legends™, Last Blood™, and Katrina™. We expect to receive royalties on the production of such properties in any form by licensees. We have not reached any final agreement with any licensee, and there can be no guarantee that we will be able to license such properties for any specific product-type on favorable terms, if at all.

OTHER ACTIVITIES

We also provide creative services (e.g., artwork, writing, advertising and other creative endeavors) for outside clients through our network of artists and writers, and obtain revenues through the sale of advertising space on our corporate website through ProjectWonderful.com (“Project Wonderful”) under their standard terms of service.

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

Table of Contents	5

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

On May 13, 2013, George Sharp (“Plaintiff”) filed a Complaint in San Diego Superior Court, Central District, Case No. 37-2013-00048310-CU-MC-CTL, against 14 companies, including us (collectively, “Defendants”). We were served with the Complaint on May 23, 2013. The Complaint alleges that the Plaintiff received unsolicited promotional emails being sent by Defendant, Victory Mark Corp. Ltd., discussing the other 13 corporate Defendants, including us. The Plaintiff is seeking liquidated damages in the amount of $1,000 for each email he received for a total of $1,204,000 collectively for all Defendants. After denial of our Demurrer to the Complaint, we filed an Answer to the Complaint. The Plaintiff has filed a Demurrer to our Answer, which will be heard February 14, 2014.

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters could have a material adverse effect upon our financial condition and/or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is traded on the OTCQB tier of the OTC Markets under the symbol “REDG.” Prior to August 28, 2012, our symbol was “CASL.”

Table of Contents	6

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

There was no volume of trading for the first quarter of 2013. We have engaged in a stock repurchase program since June 25, 2013 (see “Stock Repurchase Plan” below).

HOLDERS

As of November 29, 2013, there were 40 holders of record of our common stock.

DIVIDENDS

We have paid no dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

As disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence,” we issued 500,000 shares of our common stock to Chris Crosby, our Chief Technology Officer and a member of the Board, in exchange for all of the shares of ComicGenesis.

The following is a summary of the following transactions and is qualified in its entirety by reference to the full text of the documents underlying those transactions as filed by us with the SEC as shown our Exhibit Index hereto, which full text is incorporated herein by this reference.

TRANSACTIONS WITH ICONIC HOLDINGS, LLC (“ICONIC”)

As of April 15, 2013, we entered into a Securities Purchase Agreement (the “Iconic SPA”) with Iconic providing that at any time during the period beginning upon the effective date of a registration statement for the registration of the resale by Iconic of the restricted shares of our common stock issued under, or issuable upon exercise of any warrants issued under, the Iconic SPA (the “Registration Statement”) (the “Effective Date”) and ending on the earliest to occur of:

(1) the date on which Iconic has purchased a total of $5,000,000 worth of our common stock pursuant to the Iconic SPA; or

(2) the date of termination of the Iconic SPA; or

(3) the date which is 36 months from the Effective Date or 48 months from the Effective Date if 36 months after the Effective Date, we file an amendment to the Registration Statement or a new registration statement is declared effective, (the “Commitment Period”);

Table of Contents	7

we may sell shares of our common stock to Iconic for a purchase price of:

(1) 92.5% of the lowest trading price of our common stock during the five consecutive trading days including and immediately following the date of our notice of sale (the “Market Price”); or

(2) 90% of the Market Price if our common stock is eligible for Deposit/Withdrawal at Custodian (“DWAC”); or

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

We also entered into a Registration Rights Agreement with Iconic as of April 15, 2013 (the “Registration Rights Agreement”) under which we are required, among other things, to file the Registration Statement prior to selling any securities to Iconic under the Iconic SPA, to keep the Registration Statement effective until the fulfillment of the Commitment Period and to pay all expenses incurred in connection with the registration.

In addition, on April 15, 2013, we issued Iconic a 9.9% Secured Convertible Promissory Note in the amount of $130,000 for which we received $125,000 (the “Iconic Note”) with an original issue discount of $5,000.  The Iconic Note matures on April 15, 2014. If an event of default is in effect, the interest rate increases to 20% per annum, the amount due and payable under the Iconic Note increases to 150% of the outstanding principal plus accrued and unpaid interest and other fees and amounts due, and liquidated damages of $500 per day are imposed, all of which increases shall be added to the principal balance of the Iconic Note.

The Iconic Note is convertible into our common stock at 60% of the lowest trading price of any day during the ten consecutive trading days prior to the date of conversion.  The shares of common stock into which the Iconic Note is convertible are not being registered in the Registration Statement. As of the date of this report Iconic has converted $62,000 of amounts owed to it under the Iconic Note into 22,636,273 shares. If we fail to issue stock to Iconic within three trading days of receipt of a notice of conversion, we must pay $1,000 per day in liquidated damages, which will be added to the principal of the Iconic Note.

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

Notes Issued to Gel Properties, LLC (“GEL”)

On May 24, 2013, we issued a $50,000 6% Convertible Redeemable Note to GEL (the “Initial GEL Note”) in exchange for $42,500 in cash and $7,500 in legal fees and due diligence fees paid by GEL. On May 24, 2013, we also issued four $75,000 6% Convertible Redeemable Secured Notes (the “Back-End Notes”; together with the Initial GEL Note, the “GEL Notes”), each in exchange for a $75,000 Secured Promissory Note issued by GEL to us and secured by the $75,000 cash value interest in a life insurance policy assigned to GEL by its member, or other collateral with an equivalent or greater cash value. The four GEL Notes have a maturity date of January 24, March 24, May 24 and July 24, 2014, respectively.

The GEL Notes are due and payable on May 24, 2015, with interest payable in shares of our common stock. If we fail to repay the GEL Notes when due, or if other events of default thereunder apply, a default interest rate of 24% per annum will apply. In addition, if we fail to issue unrestricted stock to GEL within three business days of receipt of a notice of conversion, we must pay a $250 per day penalty, which fee increases to $500 per day beginning on the tenth day.

Table of Contents	8

We may redeem the GEL Notes with a payment of 150% of the outstanding principal amount, and are required to redeem the GEL Notes upon certain sales events as set forth in the GEL Notes.

The GEL Notes are convertible into shares of our common stock at a conversion price equal to 70% of the lowest closing bid price of our common stock for the five trading days on or prior to the date upon which notice of conversion is received. $10,000 had been converted into 2,915,452 shares of our common stock under the Initial GEL Note as of December 5, 2013.

The GEL Notes were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. We believe that GEL is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

Promissory Note to JMJ Financial (“JMJ”)

On June 13, 2013, we issued a $335,000 promissory note to JMJ (the “JMJ Note”). Under the terms of the JMJ Note, we have given JMJ a $35,000 original issued discount and anticipate receiving up to $300,000 in installments payable at JMJ’s discretion, of which we have received $55,000 as of the date of this Annual Report. Each installment by JMJ matures and is due and payable one year after receipt thereof. No interest applies to an installment if payment is made within 90 days from receipt thereof. A one-time 12% interest charge applies to payments made after 90 days from receipt of the respective installment.

If we default on the JMJ Note an interest rate of 18% will apply, and we will be required to pay the greater of (i) (A) the outstanding balance (including interest and other fees and amounts), (B) divided by the conversion price and multiplied by the VWAP; or (ii) 150% of the outstanding principal amount along with 100% of the accrued and unpaid interest and other fees and amounts due. In addition, if we fail to issue stock to JMJ within three business days of receipt of a notice of conversion, we must pay a $2,000 per day penalty, which will be added to the principal of the JMJ Note.

The JMJ Note is convertible into shares of our common stock at a conversion price equal to 60% of the lowest trading price of our common stock as reported on the OTCQB for any of the 25 trading days prior to conversion, subject to additional discounts based on DWAC and DTC eligibility. Unless otherwise mutually agreed in writing, however, JMJ may not convert an amount which would cause JMJ to own more than 4.99% of our outstanding common stock. We have granted piggyback registration rights for shares issuable under the JMJ Note.

The terms of the JMJ Note are subject to adjustment if we issue securities with more favorable terms than the JMJ Note, including without limitation terms re: warrant coverage, original issue discount, interest rates, conversion price and lookback periods, etc.

The JMJ Note was issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. We believe that JMJ is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

Transactions with Typenex Co-Investment, LLC (“Typenex”)

On June 21, 2013, we entered into a Securities Purchase Agreement (the “Typenex SPA”) with Typenex Co-Investment, LLC (“Typenex”) under which we concurrently issued to Typenex a Secured Convertible Promissory Note in principal amount of $557,500 with an original issue discount of $50,000 plus an additional $7,500 to cover Typenex’s due diligence and legal fees in connection therewith (the “Typenex Note”) in exchange for $100,000 in cash, two secured notes (the “Secured Buyer Notes”) and two unsecured notes (the “Unsecured Buyer Notes”; together with the Secured Buyer Notes, the “Buyer Notes”).

The Typenex Note is secured by the Buyer Notes. The Buyer Notes are each dated concurrently with the Typenex SPA and are each in the principal amount of $100,000 and bear interest at the rate of 5% per annum. Unless we fail to meet certain conditions related to our common stock and representations and warranties given in the Typenex Note, the Secured Buyer Notes are due and payable seven and nine months, respectively, after the issuance of the Typenex Note, and the Unsecured Buyer notes are due and payable 11 and 13 months after the issuance of the Typenex Note. Otherwise, each of the Buyer Notes matures two months following the maturity of the Typenex Note. Each of the Buyer Notes may be prepaid in Typenex’s discretion. The Secured Buyer Notes are secured by that certain Membership Interest Pledge Agreement (the “Typenex Pledge Agreement”) dated concurrently with the Typenex SPA under which Typenex has pledged a 40% membership interest in Typenex Medical, LLC, an Illinois limited liability company; provided, however, that Typenex may substitute collateral with a fair market value not less than the aggregate principal balance of the Buyer Notes.

Table of Contents	9

Payment of the Typenex Note is made on a monthly basis beginning six months after the date we received the initial $100,000 in cash in the amount of $34,843.75 per month plus all unpaid interest and other costs, fees or charges under the Note for each month in which a tranche of the Typenex Note is convertible (as discussed below). Payment may be made in cash or in shares of our common stock or any combination of cash and shares; provided, however, that we may only pay in cash if we fail to meet certain conditions related to our common stock and representations and warranties given in the Typenex Note. We may prepay the Typenex Note with a payment of 125% of the outstanding balance (including interest and other fees and amounts due).

Interest accrues at the rate of 8% per annum. If we fail to repay the Typenex Note when due, or if other events of default thereunder apply, a default interest rate of 22% per annum will apply. In addition, if we fail to issue stock to Typenex within three trading days of receipt of a notice of conversion, we must pay a penalty equal to the greater of (i) $2,000 per day; or (ii) 2% of the product of (A) the number of shares to which Typenex was entitled that were not issued on a timely basis; and (B) the closing sale price of the common stock on the trading day immediately preceding the last day for us to timely issued the shares.

The Typenex Note is convertible into shares of our common stock in five tranches consisting of an initial tranche of $157,500 plus interest and other fees and amounts due and four tranches of $100,000 plus interest and other fees and amounts due, with conversion of the last four tranches conditioned upon payment in full of the Buyer Note corresponding to such tranche. The Typenex Note is convertible at a price equal to the average of the daily closing bid prices for the 15 days immediately prior to the six-month anniversary of the Typenex Note.

Under and concurrently with the Typenex SPA, we also issued to Typenex a warrant (the “Typenex Warrant”) to purchase approximately 37,166,700 shares at a price of $0.015 per share. The Typenex Warrant may also be exercised by cashless exercise.

This conversion price of the Typenex Note, the exercise price of the Typenex Warrant, and the number of shares of our common stock subject to the Typenex Warrant are subject to adjustment for issuance of securities with a lower issuance price (as defined in the Typenex Note). Unless Typenex gives us 61calendar days written notice to the contrary, however, Typenex may not convert the Typenex Note or exercise the Typenex Warrants in an amount which would cause Typenex to own more than 4.99%, or if our market capitalization (as defined in the Typenex Note) is less than $10,000,000, more than 9.99%, of our outstanding common stock.

Under the Typenex SPA, we must pay a penalty of $100 per $10,000 in outstanding principal per trading day that we are late in filing any information required to be filed by us up to ten days, and $200 per day for each trading day after ten days that we are late. Under the Typenex SPA, we also must pay $100 per $10,000 in outstanding principal per trading day past three business days that we do not issue shares of common stock upon conversion of the Typenex Note up to ten days, and $200 per day for each trading day after ten days that we are late, and may be required to pay additional fees if Typenex purchases shares on the open market in order to make delivery in satisfaction of a sale of our shares by Typenex.

Under the Typenex SPA, we are also required to periodically post the then-current number of issued and outstanding shares of our common stock on our webpage at otcmarkets.com if we fail to maintain a market capitalization of $10,000,000 or greater, or pay a late fee for each calendar day we fail to comply with such obligation.

We have granted piggyback registration rights for shares issuable under the Typenex Note and the Typenex Warrant.

12% SECURED CONVERTIBLE DEBENTURE TO WHC CAPITAL, LLC (“WHC”)

On August 1, 2013, we entered into a purchase agreement with WHC (the “Purchase Agreement” under which we concurrently issued a $166,000 12% secured convertible debenture (the “Debenture”) to WHC. The Debenture matures on August 1, 2014, and interest on the Debenture is payable in cash upon maturity. If we fail to repay the Debenture with interest upon maturity, the interest rate increases to 22%. The Debenture is secured by 35,000,000 shares of common stock pledged by Benny R. Powell, our Chief Executive Officer, President, Chief Financial Officer, and Secretary, and a member of the Board, from his individual holdings. Funding of this note was received subsequent to our fiscal year end.

In addition, the Debenture requires us to register 300% of the principal amount of the shares into which the Debenture may be converted. Therefore, we are preparing a registration statement to register 48,823,528 shares of our common stock. The registration will also include any shares that may be converted which comprise interest on the principal.

Table of Contents	10

If this registration is not declared effective by the Securities and Exchange Commission (the “SEC”) by December 9, 2013, the principal amount of the Debenture will be increased to 140% ($232,400) and that certain number of shares subject to conversion upon that larger amount are also being registered pursuant to the Debenture.

As adjusted following the issuance of the JSJ Note (as defined below) at WHC’s request, all or any portion of the amounts due under the Debenture may be converted at any time at the option of WHC into shares of our common stock at a conversion price equal to the lower of 55% of the average of the three lowest trading prices in (i) the ten trading days prior to the date of conversion; or (ii) the ten trading days prior to the execution of the JSJ Note. This conversion price is subject to adjustment for issuances of securities at a lower issuance price.

Unless WHC gives us 61calendar days written notice to the contrary, however, WHC may not convert the Debenture in an amount which would cause WHC to own more than 9.99% of our outstanding common stock. In addition, if we fail to issue stock to WHC within three business days of receipt of a notice of conversion, we must pay a penalty equal to 15% of the dollar amount of the conversion notice per business day.

The Debenture was issued to WHC pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. WHC represented to us that it is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

UNSECURED CONVERTIBLE NOTE TO JSJ INVESTMENTS, INC. (“JSJ”)

On August 5, 2013, we issued a $27,500 convertible note (the “JSJ Note”) to JSJ. The JSJ Note is due and payable in six months from issuance at a premium of 125% of the principal amount. If we fail to repay the JSJ Note upon maturity, a default interest rate of 10% shall also apply from such date.

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

UNSECURED 9% CONVERTIBLE NOTE TO LG CAPITAL FUNDING, LLC (“LG”)

On October 2, 2013, we issued a $55,000 convertible note (the “LG Note”) to LG with an original issue discount of 10% covering $5,000 in LG’s due diligence and legal fees in connection with the LG Note. The LG Note is due and payable on October 2, 2015, with interest payable in shares of our common stock. If we fail to repay the LG Note upon maturity, a default interest rate of 24% shall also apply from such date, or at the highest rate permitted by law.

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

SERVICE AGREEMENT WITH INTEGRITY MEDIA, INC. (“IMI”)

On April 11, 2013, we entered into a Service Agreement (the “Initial Agreement”) with IMI under which IMI provided investor relations services to us in exchange for (i) 3,000,000 shares of our common stock, which we issued on June 28, 2013; (ii) $34,500 in shares of our common stock based on the

Table of Contents	11

five-day moving average of bid prices of our common stock preceding and including July 10, 2013, which we had not issued as of December 5, 2013; and (iii) $3,500 in cash per month for the contractual months of July, August and September 2013.

Per the terms of the Initial Agreement, we renegotiated our arrangement with IMI and entered into a new Service Agreement with IMI on October 11, 2013 (the “Service Agreement”). Under the Service Agreement, the terms of which are substantially the same as the Initial Agreement other than the requirement to renegotiate terms during the term of the Agreement, IMI continues to provide investor relations services to us in exchange for (i) $34,500 in shares of our common stock based on the five-day moving average of bid prices of our common stock preceding October 11, 2013, which we had not issued as of December 5, 2013; (ii) $34,500 in shares of our common stock based on the five-day moving average of bid prices of our common stock preceding and including January 11, 2014; and (iii) $1,750 in cash per month.

Shares issued or issuable under the Initial Agreement or the Service Agreement were or will be issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. We believe that is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

TRANSACTIONS WITH ASHER ENTERPRISES, INC. (“ASHER”)

On September 30, 2013 and November 11, 2013, we entered into Securities Purchase Agreements (the “Asher SPAs”) and 8% Convertible Promissory Notes (the “Asher Notes”) with Asher in the principal amounts of $37,500 and $53,000, respectively. The two transactions are substantially the same, and the documents relating to the November 11, 2013 investment are filed herewith.

The Asher Notes are due approximately one year from their respective issuances. If we fail to pay the principal or interest when due, an amount equal to the outstanding principal amount due plus unpaid interest and other fees and amounts due is due and payable by us (the “Default Sum”), and a default interest rate of 22% shall apply. Other events of default (other than failure to issue shares upon conversion, as discussed below), require the payment of 150% of the Default Sum, payable in cash or in shares. We may prepay the Asher Notes following issuance at rates starting at 120% of all amounts owed under such Asher Note for the first 30 calendar days after issuance, and increasing by 5% for each subsequent 30 calendar day period; provided, however, that we may not prepay either Asher Note after 180 calendar days after its respective issuance.

The Asher Notes are convertible at a conversion price equal to 58% of the average of the three lowest closing bid prices during the ten days prior to conversion; provided, however, that the conversion price time frame remains constant at the public announcement of certain major events until such time as the announced events are consummated or terminated.

This conversion price is subject to adjustment for issuances of securities at a lower issuance price. In addition, if we fail to issue stock to Asher within three business days of receipt of a notice of conversion, we must pay a $2,000 per day penalty, which will be added to the principal of the applicable Asher Note. In addition, the Asher Notes will be accelerated and we will be required to pay an amount equal to two times the Default Sum to repay the Asher Notes. Unless Asher gives us 61calendar days written notice to the contrary, however, Asher may not convert the Asher Notes in an amount which would cause Asher to own more than 9.99% of our outstanding common stock.

We have granted Asher a right of first refusal to participate in future offerings conducted within six months of the date of issuance of the Asher Notes.

The Asher Notes were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. Asher has represented to us that it is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

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

Table of Contents	12

To date, we have made the following repurchases:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
June 2013	615,900	$0.0141	615,900
July 2013	1,170,000	$0.0192	1,785,900
August 2013	-0-	-0-	1,785,900
September 2013	-0-	-0-	1,785,900
October 2013	-0-	-0-	1,785,900
November 2013	-0-	-0-	1,785,900
December 2013 (through December 2)	-0-	-0-	1,785,900

The shares repurchased as listed above have not yet been returned to authorized but unissued status, but upon doing so, will result in us having outstanding 455,802,373 shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Annual Report.

PRINCIPLES OF CONSOLIDATION

We operate under the name of Red Giant Entertainment, Inc. and our wholly owned subsidiaries RGE and ComicGenesis. The companies have been incorporated for the intentions of developing brand names. The wholly owned companies are inactive. Any activities of these subsidiaries or holdings have been included in our consolidated financial statements, with elimination of any intercompany accounts and transactions.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with the Board, we have identified several accounting principles that we believe are key to the understanding of our financial statements. These important accounting policies require management’s most difficult, subjective judgments.

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

Table of Contents	13

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

Advertising Revenue comes from the following sources and is stated at net after commissions:

•	Keenspot: Revenue is recognized from Keenspot’s arrangements with advertisers at an agreed upon cost per thousand verified impressions (CPM) to our Keenspot sites whereby advertisers pay based on the number of times the target audience is exposed to the advertisement. This revenue is recognized on a net basis in the monthly period in which the impressions occur (i.e., advertisers pay us within 90 calendar days of receiving Keenspot’s invoices). The particular CPM rate varies based upon bids by advertisers and other customary factors. In exchange for advertising, hosting, IT, and sales management, Keenspot takes 50% commission of ad revenue for their services.

•	Project Wonderful: Revenue is paid immediately and based upon bids by advertisers for a set amount of time at the prevailing highest winning rate. Project Wonderful takes a 25% commission of ad revenue for their services.

Publishing Revenue comes from the following sources:

•	Kickstarter Campaigns: These are presales for books and revenue is recognized only once the books arrive and are shipped to the buyers.

•	Direct Sales: Through our online store, we sell directly to clients and the transactions process through our Paypal account. All orders are shipped immediately and revenue is recognized immediately.

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

EARNINGS (LOSS) PER SHARE

We follow financial accounting standards, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

Table of Contents	14

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

COST OF SALES. Our cost of sales increased to $275,690 for the fiscal year ended August 31, 2013, as compared to $69,651 for the fiscal year ended August 31, 2012.

OPERATING EXPENSES. Operating expenses increased to $639,890 for the fiscal year ended August 31, 2013, as compared to $44,304 for the fiscal year ended August 31, 2012. This change occurred due to proportionally higher General & Administrative and Selling & Marketing expenses, while our Depreciation & Amortization expenses and Professional Fees increased proportionally less.

NET LOSS. We had a net loss of $1,741,752 for the fiscal year ended August 31, 2013 compared to a net loss of $16,469 for the fiscal year ended August 31, 2012.

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

The disclosures contained in “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities-- Recent Sales of Unregistered Securities” above are incorporated herein by reference.

Table of Contents	15

We believe that events may have occurred or may exist that (i) may require adjustments to the conversion price and other terms of our convertible debt; (ii) may subject us to penalties and fees under such convertible debt; and (iii) may require us to issue additional securities to convertible debt holders. Nevertheless, we have not received any notice of default or notice of acceleration of any of our convertible debt.

On June 25, 2013, we announced that we had authorized a stock repurchase program permitting us to repurchase shares of our common stock over the next six to 12 months. The shares are to be repurchased from time to time in open market transactions or in privately negotiated transactions in our discretion. We purchased 615,900 shares in June 2013 for an average price of $0.0141 and 1,170,000 shares in July 2013 for an average price of $0.0192. We have not purchased any shares under this program from August 2013 though the date of this report. The shares repurchased as listed above have not yet been returned to authorized but unissued status, but upon doing so, will result in us having outstanding 455,772,373 shares of common stock.

Our net cash used by operating activities was $451,808 for the fiscal year ended August 31, 2013 as compared to $7,364 for the fiscal year ended August 31, 2012.

Cash used in investing activities increased from $3,332 for the fiscal year ended August 31, 2012 to $8,211 for the fiscal year ended August 31, 2013.

Cash provided by financing activities for the fiscal years ended August 31, 2013 and 2012 was $474,687 and $10,869, respectively, largely due to proceeds from notes payable of $490,500 in the fiscal year ended August 31, 2013, as compared with no notes payable proceeds in the fiscal year ended August 31, 2012.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (the “Update”). The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights. The new standard is effective for fiscal years beginning after September 15, 2012. As of August 31, 2013, none of the our intangible assets are amortized as indefinite-lived intangible assets. Therefore, the adoption of this amendment is not expected to have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Table of Contents	16

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Table of Contents	17

MESSINEO & CO., CPAS LLC
2471 N MCMULLEN BOOTH RD, STE. 302
CLEARWATER, FL 33759-1362
T: (727) 421-6268
F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:
Red Giant Entertainment, Inc.
Clermont, Florida

We have audited the consolidated balance sheet of Red Giant Entertainment, Inc., as of August 31, 2013 the related consolidated statement of operations, consolidated changes in stockholders’ deficit, and consolidated cash flows for the year ended August 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Red Giant Entertainment, Inc. as of August 31, 2012, and for the eight month period ending August 31, 2013, were audited by other auditors whose report dated January 2, 3013, expressed an unqualified opinion on those statements, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of Red Giant Entertainment, Inc. as of August 31, 2013 and the results of its operations, changes in its stockholders’ deficit and its cash flows for the year ended August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the consolidated financial statements have been restated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses resulting in accumulated deficit and may be unable to raise further funds through equity or other traditional financing. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Messineo & Co., CPAs, LLC
-------------------------------------
Messineo & Co., CPAs, LLC
Clearwater, Florida
December 2, 2013 except as to the restatement

discussed in note 1 to the consolidated financial

statements which is as of February 5, 2014

Table of Contents	18

[LETTERHEAD OF MARTINELLIMICK PLLC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Red Giant Entertainment, Inc.

We have audited the accompanying balance sheet of Red Giant Entertainment, Inc. as of August 31, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the period then ended. Red Giant Entertainment, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s accumulated deficit and net loss raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MartinelliMick PLLC
--------------------------------
MartinelliMick PLLC
Spokane, Washington
January 2, 2013

Table of Contents	19

 Red Giant Entertainment, Inc.
(formerly known as Castmor Resources, Inc.)

Consolidated Balance Sheets

	August 31,	August 31,
	2013	2012
	(RESTATED)
ASSETS
Current Assets
Cash and cash equivalents	$14,937	$269
Inventory	52,107	10,928
Prepaid and other current assets	82,000	20,000
Total Current Assets	149,044	31,197

Property and equipment, net of accumulated
depreciation of $996 and $56, respectively	10,548	3,277

Intellectual property, net of accumulated
amortization of $23,100 and $9,750, respectively	51,150	19,500

TOTAL ASSETS	$210,742	$53,974

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$88,000	$19,776
Due to related parties	39,187	—
Convertible notes payable	81,397	—
Derivative liability	1,339,599	—
Derivative liability, warrants	355,800
Total Current Liabilities	1,903,983	19,777

Convertible notes payable, long-term portion	24,314	—

TOTAL LIABILITIES	1,928,297	19,776

Commitments and Contingencies	—	—

Stockholders’ (Deficit) Equity
Preferred stock: 100,000,000 authorized; $0.0001 par value; 0 shares issued and outstanding	—	—
Common stock: 900,000,000 authorized; $0.0001 par value; 434,922,000 and 434,922,000 shares issued and outstanding	43,492	43,492
Additional paid in capital (Discount on common stock)	43,053	(1,947)
Treasury stock, at cost, 1,785,900 shares	(55,000)	—
Accumulated deficit	(1,749,100)	(7,348)
Total Stockholders’ (Deficit) Equity	(1,717,555)	34,197

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$210,742	$53,974

See auditor’s report and notes to the audited financial statements

Table of Contents	20

Red Giant Entertainment, Inc.
(formerly known as Castmor Resources, Inc.)

Consolidated Statements of Operations

	For the year ending August 31, 2013	For the eight month period ending August 31, 2012
	(RESTATED)

Revenues	$497,486	$97,486
Cost of sales	275,690	69,651
Gross Profit	221,796	27,835

Operating Expenses
Selling and marketing	159,388	6,175
General and administrative	261,699	5,376
Compensation	52,781	7,302
Professional	151,732	21,495
Depreciation and amortization	14,290	3,956
Total Operating Expenses	639,890	44,304

Net loss from operations	(418,094)	(16,469)

Other income (expense)
Interest expense	(479,559)	—
Change in derivative	(844,099)	—
Income taxes	—	—
Net loss	$(1,741,752)	$(16,469)

Basic and dilutive loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding shares outstanding	434,922,000	283,256,653
See auditor’s report and notes to the audited financial statements

Table of Contents	21

Red Giant Entertainment, Inc.
(formerly known as Castmor Resources, Inc.)

Consolidated Statement of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid in	Discount on Common	Treasury Shares		Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Shares	Amount	Deficit	Total

Balance, December 31, 2011	—	$—	240,000,000	$24,000	$6,676	$—	—	$—	$9,121	$39,797

Recapitalization from reverse merger	—		194,922,000	19,492	(17,545)	(1,947)				—

Contributed capital	—		—		10,869	—				10,869

Net loss (for the eight month period ending August 31, 2012									(16,469)	(16,469)

Balance, August 31, 2012	—	—	434,922,000	43,492	—	(1,947)	—	—	(7,348)	34,197

Stock buy-back program	—	—	—	—	—	—	1,785,900	(55,000)		(55,000)
										—
Acquisition of ComicGenesis	—	—	—	—	45,000	—	—	—	—	45,000

Reclassification	—	—	—	—	(1,947)	1,947	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	(1,741,752)	(1,741,752)

Balance, August 31, 2013	—	$—	434,922,000	$43,492	$43,053	$—	1,785,900	$(55,000)	$(1,749,100)	$(1,717,555)

See auditor’s report and notes to the audited financial statements

Table of Contents	22

Red Giant Entertainment, Inc.
(formerly known as Castmor Resources, Inc.)

Consolidated Statements of Cash Flows

	For the year ending	For the eight month period
	August 31, 2013	August 31, 2012
	(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,741,752)	$(16,469)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	14,290	3,956
Warrant expense	355,800	—
Amortization of deferred financing costs	105,711	—
Change in derivative	844,099	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Inventory	(41,179)	5,373
Prepaid expenses and other assets	(62,000)	(20,000)
Increase (decrease) in operating liabilities:	—	—
Accounts payable and accrued expenses	68,223	19,776
Total adjustments	1,289,944	9,105
Net Cash (Used in) Operating Activities	(451,808)	(7,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,211)	(3,333)
Acquisition of intangible property	—	—
Net Cash (Used in) Investing Activities	(8,211)	(3,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loans, net	39,187	—
Proceeds from Loan(s)	490,500	—
Purchase of treasury stock, at cost	(55,000)	—
Contributed capital	—	10,869
Net Cash Provided by Financing Activities	474,687	10,869

Net increase in cash and cash equivalents	14,668	172
Cash and cash equivalents, beginning of period	269	97
Cash and cash equivalents, end of period	14,937	$269

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash transactions
Acquisition of CGEN in exchange for shares held by shareholder	$45,000	$—

See auditor’s report and notes to the audited financial statements

Table of Contents	23

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

On June 11, 2012, Castmor Resources Ltd., a Nevada corporation entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Red Giant Entertainment Inc., and Benny R. Powell, who had owned 100% of the issued and outstanding shares in RGE. Pursuant to the terms and conditions of the Share Exchange Agreement, RGE exchanged 100% of the outstanding shares in RGE for forty million (40,000,000; 240,000,000 post split) newly-issued restricted shares of the Company’s common stock. Due to the recapitalization and reverse merger with Castmor Resources Ltd, 32,487,000 shares (194,922,000 post split) were issued in the entity. The Company subsequently approved a 6 to 1 forward stock split of all shares of record in June, 2012.

The exchange resulted in RGE becoming a wholly-owned subsidiary of the Company. As a result of the Share Exchange Agreement, the Company will now conduct all current operations through Red Giant Entertainment, and our principal business became the business of RGE. The Company’s fiscal year end adopted August 31. All share information has been restated for both the reverse merger and the forward stock split for all periods presented.

RESTATEMENT

In the course of monitoring the business, management identified errors with respect to the completeness and disclosure of our debt accounting and the completeness of all related party transactions. Specifically, certain convertible debt agreements with related parties were not appropriately captured in the August 31, 2013 financial statements. Such notes were reimbursements to related parties for expense payments they made on behalf of the company. It is further noted, that the embedded conversion options of these notes qualified for derivative accounting and thus were bifurcated and recorded as a derivative liability. In addition, we noted a share transaction of a major shareholder executed for the benefit of the company (issuing his own shares to acquire a website for the company) had not accounted for the intangible property received in the exchange.

Table of Contents	24

The following summary is presented in comparison to the originally reported financial statements, as of August 31, 2013:

	Originally
	Reported		Adjustment	Restated
Cash	$14,937			$14,937
Inventory	52,107			52,107
Prepaid and other	82,000			82,000
Property & equipment	10,548			10,548
Intangible assets	13,650	(1) (1)	45,000 (7,500)	51,150
Total Assets	$173,242			$210,742

Accounts payable and accrued	$81,332	(4)	6,668	$88,000
Due to related parties	39,187			39,187
Convertible notes payable	100,710	(2) (3) (5)	338,000 (338,000) 5,001	105,711
Derivative liability, notes	271,321	(3) (6)	338,000 730,278	1,339,599
Derivative liability, warrants	—	(7)	355,800	355,800
Total Liabilities	492,550			1,928,297

Common stock	43,492			43,492
Additional paid in capital	(1,947)	(1)	45,000	43,053
Treasury stock	(55,000)			(55,000)
Accumulated deficit	(305,853)		(1,443,247)	(1,749,100)
Total Stockholders’ Equity	(319,308)			(1,717,555)

Liabilities and Equity	$173,242			$210,742

Revenues	$497,486			$497,486
Cost of sales	148,215	(2)	127,475	275,690
	349,271			221,796

Selling, general and administrative	421,865	(1) (2)	7,500 210,525	639,890

Interest expense	112,090	(4) (5) (7)	6,668 5,001 355,800	479,559
Change in derivatives	113,821	(6)	730,278	844,099
Income taxes	—			—
Net loss	$(298,505)			$(1,741,752)

Table of Contents	25

(1)	Acquisition of a website for the transfer of common stock by shareholder, at the fair value of $45,000; related amortization of website acquired, in the amount of $7,500.
(2)	Proceeds in exchange of convertible notes issued to reimburse related parties for operating expenses paid on the Company’s behalf.
(3)	Record debt discounts and deferred financing costs, related to the convertible notes payable.
(4)	Accrue interest payable and interest expense, related to convertible notes
(5)	Amortization of debt discount on convertible notes
(6)	Derivative liability related to the embedded conversion option of new convertible notes marked to fair value
(7)	Issuance of warrants as financing cost

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

Table of Contents	26

•	Level 1 inputs -- Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
•	Level 2 inputs -- Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.
•	Level 3 inputs -- Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

Table of Contents	27

Advertising Revenue comes from the following sources and is stated at net after commissions:

•	Keenspot: Revenue is earned on a net 90 basis and is based upon traffic to Red Giant property Web sites. It is calculated on a Cost Per Thousand (CPM) of verified impressions and varies based upon bids by advertisers and other customary factors. In exchange for advertising, hosting, IT, and sales management, Keenspot takes 50% commission of ad revenue for their services.
•	Project Wonderful: Revenue is paid immediately and based upon bids by advertisers for a set amount of time at the prevailing highest winning rate. Project Wonderful takes a 25% commission of ad revenue for their services.

Publishing Revenue comes from the following sources:

•	Kickstarter Campaigns: These are presales for books and revenue is recognized only once the books arrive and are shipped to the buyers.
•	Direct Sales: Through our online store, we sell directly to clients and the transactions process through our credit processing service (Paypal) account. All orders are shipped immediately and revenue is recognized immediately.

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

SHARE-BASED COMPENSATION

In accordance with FASB ASC No. 718, Compensation - Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC 718. FASB ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or

(b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505. During the periods ending August 31, 2013 and 2012, there were no stock-based shares issued.

Table of Contents	28

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

EARNINGS (LOSS) PER SHARE

The Company follows financial accounting standards, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were approximately 28,985,500 common stock equivalents outstanding, attributable to the convertible debt agreements as of August 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (the “Update”). The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights. The new standard is effective for fiscal years beginning after September 15, 2012. As of May 31, 2013, none of the Company’s intangible assets are amortized as indefinite-lived intangible assets. Therefore, the adoption of this amendment is not expected to have a material impact on the Company’s financial position or results of operations.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported consolidated financial position or consolidated operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3 - MANAGEMENT STATEMENT REGARDING GOING CONCERN

The Company is currently generating revenues from operations sufficient to meet its operating expenses. However, management believes that given the current economic environment and the continuing need to strengthen our cash position, there is still doubt about the Company’s ability to continue as a going concern. Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities, as well as a strategic or other transaction, to obtain additional funding to continue the development of, and successfully commercialize, its products. There can be no assurance that the Company will be successful in its efforts and this raises substantial doubt about the Company’s future. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed, and the Company will be unable to continue as a going concern.

The Company believes that its ability to execute its business plan, and therefore continue as a going concern, is dependent upon its ability to do the following:

•	Obtain adequate sources of funding to fund long-term business operations;
•	Enter into a licensing or other relationship that allows the Company to commercialize its products;
•	Manage or control working capital requirements; and
•	Develop new and enhance existing relationships with product distributors and other points of distribution for the Company’s products.
Table of Contents	29

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	August 31,
	2013	2012
Computers and equipment	$3,333	$3,333
Trade booth and equipment	8,211	—
Total property and equipment	$11,544	$3,333
Less accumulated depreciation	996	56
Property and equipment, net	$10,548	$3,277

Depreciation for the periods ended August 31, 2013 and 2012 was $640 and $56, respectively.

NOTE 6 - INTELLECTUAL PROPERTY

The Company’s intellectual property consists of graphic novel artwork and was contributed by a shareholder to the Company and valued at $29,250, which was determined based on the historical costs for artists and printing. The intangible is being amortized over its estimated life of five years.

	August 31,
	2013	2012
	(Restated)
Intellectual property	$29,250	$29,250
Website development	45,000	—
	74,250	29,250
Less accumulated amortization	23,100	9,750
Intellectual property, net	$51,150	$19,500

Table of Contents	30

Amortization cost for the periods ended August 31, 2013 and 2012 was $13,350 and $3,900, respectively. The Company expects to amortize the remaining $51,150 over the remaining life of approximately three to five years as follows:

2013	$20,850
2014	20,850
2015	9,450
thereafter	—
$51,150

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company entered into lending arrangements with two entities, each with convertible features. The Company evaluated the terms of the convertible notes, with face values totaling $599,000, in accordance with ASC Topic No. 815 - 40, DERIVATIVES AND HEDGING - CONTRACTS IN ENTITY’S OWN STOCK and that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bi-furcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a debt discount on the notes in the amount of $490,500 on the origination date. The debt discount was recorded as reduction (contra-liability) to the Convertible Notes Payable. The debt discount is being amortized over the life of the notes. Additionally, the notes called for an immediate withholding of $108,500 for service charges, which has been treated as an original issue discount or deferred financing costs, a contra-liability charge, which is to be amortized as finance cost over the life of the loan. Expense, in the amount of $105,711 was recognized for the period ended August 31, 2013.

A derivative liability, in the amount of $1,339,599 has been recorded, as of August 31, 2013, related to the above notes. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	0.08%
Expected lives (years)	1.05
Expected price volatility	288.2%
Forfeiture Rate	0.0%

Table of Contents	31

The convertible notes outstanding as of August 31 are summarized below:

	2013	2012
Convertible promissory note, dated April 15, 2013, original face value of: $130,000, maturing April 15, 2014, 9.9% interest. Conversion price shall be equal to 60% (40% discount) of the lowest trading price of any day during the 10 consecutive trading days prior to the date on which Holder elects to convert all or part of the note.	$130,000	$—
Convertible promissory note, dated May 24, 2013, original face value of: $50,000, maturing May 21, 2015, 6.0% interest. Master agreement for total funding of $350,000, of which $50,000 has been received to date, with an additional four future funding installments of $75,000 at a date to be determined. Conversion price shall be equal to 70% (30% discount) of the lowest trading price of any day during the 10 consecutive trading days prior to the date on which Holder elects to convert all or part of the note.	$50,000	$—
Convertible promissory note, dated June 13, 2013, original face value of: $33,000, maturing June 13, 2014, 12.0% interest. Master agreement for total funding of $335,000, of which $55,000 has been received to date. Original issue discount, in the amount of $35,000 has been charged at origination per agreement. Conversion price shall be equal to 60% (40% discount) of the lowest trading price of any day during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the note.	$90,000	$—
Convertible promissory note, dated June 21, 2013, original face value of: $33,000, maturing March 21, 2015, 8.0% interest. Master agreement for total funding of $557,500, of which $100,000 has been received to date, with an additional four future funding installments of $100,000 at a date to be determined. Additionally, an original issue discount, in the amount of $57,500 has been charged at origination. Conversion price shall be equal to 105% of the average daily closing bid prices for 15 trading days.	$157,500	$—
Convertible promissory note, dated August 1, 2013, original face value of: $166,000, maturing August 1, 2014, 12% interest. Conversion Price” shall be equal to sixty percent (60%) of the lowest trading price of any day during the 10 consecutive trading days prior to the date of conversion.	$166,000	$—
Convertible promissory note, dated August 5, 2013, original face value of: $27,500, maturing February 5, 2014, 10% interest. Conversion price shall be equal to 55% (45% discount) of the average of the three lowest trades on the previous 10 trading days prior to the date of conversion, with a maximum conversion price equal to the that price that would be obtained if the conversion were to be made on the date that the note was executed.	$27,500	—
Total debt	$621,000	$—
Less: unexpired debt discounts and deferred finance costs	515,289	—
Total	$105,711	$—

Unexpired debt discounts and deferred finance costs, in the amount of $493,289, will be recognized as interest expense in for year ending August 31, 2014. If converted as of August 31, 2013, there would be approximately 138,962,500 additional shares to be issued.

NOTE 8 - PROVISION FOR INCOME TAXES

Income taxes are provided based upon the liability method. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their

Table of Contents	32

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

In June, 2012, Castmor Resources Ltd., entered into Share Exchange Agreement (the “Share Exchange Agreement”) with Red Giant Entertainment Inc., (“RGE”), and Benny R. Powell, who had owned 100% of the issued and outstanding shares in RGE. Pursuant to the terms and conditions of the Share Exchange Agreement, RGE exchanged 100% of the outstanding shares in RGE for forty million (240,000,000 post split) newly-issued restricted shares of the Company’s common stock. Due to the recapitalization and reverse merger of Castmor Resources Ltd, an additional 32,487,000 (194,922,000 post split) shares were issued. The Company approved a 6 to 1 stock split of all shares issued in June of 2012. All share information has been restated for both the reverse merger and the forward stock split for all periods presented.

During the year ending August 31, 2013 the Company entered into a stock buy-back plan, whereby 1,785,900 shares were repurchased for $55,000 cost. The shares remain in the name of the Corporation until such time as they are cancelled.

The Company issued warrants to purchase approximately 37,166,700 shares of common stock, at a strike price of $.015 per share, in association with a financing arrangement. Warrants may be exercised in a cashless option. The company valued these warrants using the Black-Scholes method, resulting in an interest expense of $355,800 and a corresponding derivative liability.

Table of Contents	33

NOTE 10 - RELATED PARTIES

Benny R. Powell was an officer and director of both parties to the merger. See Note 1. Mr. Powell continues as the Company’s officer and director post-merger. Mr. Powell also provides rent and other services to the Company through his other ventures.

The Company purchases print materials through a wholly owned entity, Active Media Publishing, Inc, (“AMPI”) of Mr. Powell. AMPI has certain arrangements with overseas printing companies, whereby the printing is facilitated to the Company. Agreement with AMPI states processing is at near cost prices on a non-exclusive basis. During the year ended August 31, 2013, the Company purchased print media in the amount of $165,540. Additionally, proceeds from convertible debt, in the amount of $338,000, was directly received by AMPI and fully disbursed to discharge liabilities incurred by the Company.

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

NOTE 11 - BUSINESS SEGMENTS

The Company generates revenues from three service offerings: Advertising, Book publishing and Creative. The Company’s management measures its performance by revenue lines and does not allocate its selling, general and administrative expenses to each revenue offering. A summary of the lines of revenue are as follows:

	August 31,
	2013	2012
Revenues:
Advertising	$6,842	$5,538
Book publishing	253,146	82,684
Creative	237,498	9,264
	497,486	97,486

Cost of Sales:
Advertising	5,843	4,757
Book publishing	195,651	51,936
Creative	74,196	12,958
	275,690	69,651

Table of Contents	34

	August 31,
	2013	2012
Gross Margin:
Advertising	999	781
Book publishing	57,495	30,748
Creative	163,302	(3,694)
	$221,796	$27,835

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company. The Company’s management is aware of a certain pending or threatened assertion and believe that the matter is without legal merit and if defense is successful would not have a material effect on the Company’s financial position or results of operations.

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to August 31, 2013, the Company issued 22,636,273 shares of its common stock, at a fair market value of $142,210 in exchange of debt totaling $60,000. The Company will recognize a reduction in the derivative liability of $82,210.

In period from September through November 2013 the Company issued three (3) convertible promissory notes with an aggregate face value of $145,500, interest of 8-12% interest, maturing in six months to one year.

Subsequent to August 31, 2013, the Company received a loan from Benny Powell, an officer and director of the Company, in the amount of $4,000, $886,37 of which has been repaid as of December 5, 2013.

Management has evaluated subsequent events through November 27, 2013. There was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to, or disclosure in, the accompanying consolidated financial statements, except as mentioned above.

Table of Contents	35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Benny R. Powell, our Chief Executive Officer, President, Chief Financial Officer, and Secretary, and a member of the Board, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this Annual Report Based upon such evaluation, Mr. Powell concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including Mr. Powell, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of August 31, 2013, the end of our fiscal-year. Management based its assessment on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of the end of the fiscal-year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Board.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are disclosed below:

•	We do not have an audit committee or any other governing body to oversee management.
•	Documentation of proper accounting procedures is not present and fundamental elements of an effective control environment were not present as of August 31, 2013, including formalized monitoring procedures.
•	While we now have five officers, there is still no segregation of duties with respect to internal controls, no management oversight, and no additional persons reviewing control documentation, and no control documentation is being produced at this time.

Table of Contents	36

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Our management does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Because we are a smaller reporting company, the rules and regulations of the SEC do not require that we include a report of our independent registered public accounting firm regarding our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 25, 2013, we entered into an Independent Contractor Agreement with each of our officers other than Benny R. Powell. Under such Independent Contractor Agreements, we have agreed to pay each of Ms. Schoof and Messrs. Campiti, Crosby and Robbins $18,000 per year in monthly increments of $1,500. The Independent Contractor Agreements have an initial term of one year and renews automatically for subsequent one year terms unless terminated. The Independent Contractor Agreements provide that our officers may perform services for other companies.

The disclosures set forth above under “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities-- Recent Sales of Unregistered Securities” regarding our transactions with GEL, JSJ, Typenex, LG and Asher are incorporated herein by this reference.

Table of Contents	37

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

The mailing address for all our officers and directors is 614 E. Hwy 50, Suite 235, Clermont, Florida 34711.

DUTIES, RESPONSIBILITIES AND EXPERIENCE

BENNY R. POWELL, CHIEF EXECUTIVE OFFICER, PRESIDENT, CHIEF FINANCIAL OFFICER, SECRETARY, AND DIRECTOR. Mr. Powell has served as our Chief Executive Officer, President, Chief Financial Officer, and Secretary, and as a member of the Board, since June 11, 2012. Mr. Powell was the founder of RGE (acquired by us in June 2012) and served as its Chief Executive Officer from formation in January 2011. He also founded and has served as Chief Executive Officer of Active Media Publishing, LLC (“Active Media”) from May 2003 to present. From November 2002 to June 2007, Mr. Powell also served as CEO for Total Solutions Marketing, LLC, a full service marketing company. From January 1995 to February 1999, Mr. Powell worked as a writer at Marvel Comics Group. Mr. Powell is a co-owner of several of properties, including without limitation Duel Identity™, Katrina™, Wayward Sons™, and Wayward Sons: Legends™.

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

Mr. Campiti has over 30 years of experience in the comic book industry, including writing for DC Comics, and helped launch Amazing Comics, Wonder Color Comics, Pied Piper Press, Eternity Comics, New Sirius Productions (both Sirius Comics and Prelude Graphics), and other companies. Mr. Campiti is a co-owner of several properties featured on our website, including without limitation Banzai Girl™, Exposure™, Jade Warriors™, Pandora’s Blog™, The Shadow Children™, and Journey to Magika™, which he also produced as an animated film. Journey to Magika previewed at Tribeca Film Festival and is due for release in 2014 (Trailer: http://nikothemovie.com/trailer.html).

Table of Contents	38

CHRIS CROSBY, CHIEF TECHNOLOGY OFFICER AND DIRECTOR. Mr. Crosby has served as our Chief Technology Officer and a member of the Board since March 1, 2013. He has also co-founded Keenspot, our strategic partner, in March 2000 and Blatant Comics, an independent comic book publisher, in July 1997. Mr. Crosby has served as CEO of Keenspot and as Vice President and Editor-in-Chief of Blatant Comics since such companies’ respective founding dates. Mr. Crosby has over 20 years experience in the comic book industry, and in 1994 he became one of the first creators to step into the new world of online comics. In 1999, he launched one of the first daily online-exclusive comic strips, Superosity™. Mr. Crosby is the creator or co-creator of several properties featured on our website and owned by Keenspot and its affiliates, including without limitation Crow Scare™, The First Daughter™, Godmode™, Last Blood™, Sore Thumbs™, and Wicked Powered™.

ISEN ROBBINS, CHIEF INTELLECTUAL PROPERTY OFFICER AND DIRECTOR. Mr. Robbins has served as our Chief Intellectual Property Officer and a member of the Board since March 5, 2013. Mr. Robbins also co-founded Intrinsic in 1998 and has served as a Co-CEO of Intrinsic since that time. He has produced more than 30 feature films, including seven that premiered at the Sundance Film Festival, four at the Tribeca Film Festival, three at SXSW, and one at each of the Toronto, Venice, New Directors/ New Films, and Berlin Film Festivals. Intrinsic’s films have been distributed worldwide and have won many awards and been honored with numerous accolades, including winning the Sundance Special Grand Jury prize, and being nominated for two Gotham and four Independent Spirit awards.

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

AIMEE SCHOOF, CHIEF BUSINESS DEVELOPMENT OFFICER AND DIRECTOR. Ms. Schoof has served as our Chief Business Development Officer and a member of the Board since March 5, 2013. Ms. Schoof also co-founded Intrinsic in 1998 and has served as a Co-CEO of Intrinsic since that time. She has produced more than 30 feature films, including seven that premiered at the Sundance Film Festival, four at the Tribeca Film Festival, three at SXSW, and one at each of the Toronto, Venice, New Directors/ New Films, and Berlin Film Festivals. Intrinsic’s films have been distributed worldwide and have won many awards and been honored with numerous accolades, including winning the Sundance Special Grand Jury prize, and being nominated for two Gotham and four Independent Spirit awards.

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

TERM OF OFFICE

Our by-laws provide that all directors hold office until the next annual stockholder’s meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Our officers serve at the will of the Board.

There are no agreements or understandings for any of our officers or directors to resign at the request of another person and none of the officers or directors is acting on behalf of or will act at the direction of any other person.

Members of the Board serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected.

Table of Contents	39

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our common stock, file reports of ownership and changes in ownership with the SEC. Based solely on our review of the SEC’s EDGAR database, copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended August 31, 2013, the following delinquencies have occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Benny R. Powell, Chief Executive Officer, President, Chief Financial Officer, Secretary, Director	4	27	None
David Campiti, Chief Operations Officer, Director	1	0	None
Chris Crosby, Chief Technology Officer, Director	3	1	None
Isen Robbins, Chief Intellectual Property Officer, Director	1	0	None
Aimee Schoof, Chief Business Development Officer, Director	1	0	None

Table of Contents	40

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

GENERAL COMPENSATION DISCUSSION

All decisions regarding compensation for our executive officers and executive compensation programs are reviewed, discussed, and approved by the Board. All compensation decisions are determined following a detailed review and assessment of external competitive data, the individual’s contributions to our success, any significant changes in role or responsibility, and internal equity of pay relationships.

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

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation($)	Total ($)
Benny R. Powell, Chief Executive Officer, President, Chief Financial Officer, Secretary, Director	2013 2012	$48,781 -0-	-0- -0-	-0-[1] -0-	$48,781 -0-
David Campiti, Chief Operations Officer, Director[2]	2013	-0-[3]	-0-[4]	-0-[1]	-0-[4]
Chris Crosby, Chief Technology Officer, Director[5]	2013	-0-[3]	-0-[6]	-0-	-0-[6]
Isen Robbins, Chief Intellectual Property Officer, Director[2]	2013	-0-[3]	-0-[4]	-0-	-0-[4]
Aimee Schoof, Chief Business Development Officer, Director[2]	2013	-0-[3]	-0-[4]	-0-	-0-[4]

[1]	We have also transacted business with sole proprietorships run by or entities controlled by our officers as set forth under “Item 13. Certain Relationship and Related Transactions, and Director Independence.”
[2]	Appointed as an officer and director on March 5, 2013.
[3]	We have entered into independent contractor agreements with each of Ms. Schoof and Messrs. Campiti, Crosby and Robbins, each dated October 25, 2013, under which each such officer will be entitled to $18,000 per year in salary for services provided.
[4]	Each of Mr. Campiti, Mr. Isen and Ms. Schoof received 43,300,000 shares of our common stock directly from Mr. Powell for services to be rendered as a director.
[5]	Appointed as an officer and director on March 1, 2013.
[6]	Mr. Crosby received 34,140,000 shares of our common stock directly from Mr. Powell for services to be rendered as a director.

Table of Contents	41

INDEPENDENT CONTRACTOR AGREEMENTS

As set forth above under “Item 9B. Other Information,” we have entered into independent contractor agreements with David Campiti, Chris Crosby, Isen Robbins and Aimee Schoof on October 25, 2013. We have no written agreement with Benny R. Powell, but we have paid $48,781 in salary compensation to Mr. Powell for services provided in the fiscal year ended August 31, 2013. We contemplate paying Benny R. Powell a monthly salary of $5,000 per month in the future.

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

Furthermore, none of our officers or directors is required to spend all of their time and resources on us and each are involved in other companies. See “Executive Officers and Directors” in this Item.

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

Unless otherwise indicated below, the address of each beneficial owner is c/o Red Giant Entertainment, Inc., 614 Hwy. 50, Suite 235, Clermont, Florida 34711. Unless otherwise indicated below, we believe that each of the persons listed in the table (subject to applicable community property laws) has the sole power to vote and to dispose of the shares listed opposite the shareholder’s name. All calculations are based on 457,558,273 shares of common stock outstanding as of November 29, 2013.

Table of Contents	42

Name of Beneficial Owner	Number of Shares of Common Stock	Percent of Class
Benny R. Powell, Chief Executive Officer, President, Chief Financial Officer, Secretary, Director	146,801,600[1]	32.08%
David Campiti, Chief Operations Officer, Director	43,300,000	9.46%
Chris Crosby, Chief Technology Officer, Director	34,640,000	7.57%
Isen Robbins, Chief Intellectual Property Officer, Director	43,300,000	9.46%
Aimee Schoof, Chief Business Development Officer, Director	43,300,000	9.46%
All executive officers (including named executive officers) and directors as a group (five persons)	311,340,600	68.04%
Iconic Holdings, LLC 7200 Wisconsin Ave., Suite 260 Bethesda, Maryland 20814	49,952,943[2]	9.99%
WHC Capital, LLC 303 Merrick Road, Suite 504 Lynbrook, NY 11563	50,783,325[3]	9.99%
Asher Enterprises, Inc. 1 Linden Place, Suite 207 Great Neck, NY 11021	32,507,183[4]	6.63%
Typenex Co-Investment, LLC Attn: John M. Fife 303 East Wacker Drive, Suite 1200 Chicago, Illinois 60601	37,166,700[5]	7.51%

[1]	Includes 35,000,000 shares pledged as security to WHC to secure the Debenture. While Mr. Powell shares investment power over such shares, he retains voting rights in such shares unless we default on the 12% Secured Convertible Debenture.
[2]	Includes 42,473,195 shares of common stock issuable upon conversion at Iconic’s option of $125,000 in principal under the Iconic Note. The Iconic Note is convertible into common stock at 60% of the lowest trading price during the ten consecutive trading days prior to the date of conversion, subject to a maximum beneficial ownership of 9.99% (the calculation in this Annual Report is based on a purchase price equal to $0.0029 per share (60% of $.0048, the lowest price for the ten trading days prior to December 3, 2013) and represents the maximum beneficial ownership of 9.99%). The calculation presented herein does not include (i) interest convertible at the rate set forth above; or (ii) shares we may sell to Iconic under the Iconic SPA with Iconic upon meeting certain conditions.
[3]	Consists of shares of common stock issuable upon conversion at WHC’s option of up to $166,000 in principal and any interest under the Debenture convertible into common stock at 60% of the lowest trading price during the ten consecutive trading days prior to the date of conversion, subject to a maximum beneficial ownership of 9.99% (the calculation in this Annual Report is based on a purchase price equal to $0.0029 per share (60% of $.0048, the lowest price for the ten trading days prior to December 3, 2013) and represents the maximum beneficial ownership of 9.99%). The calculation presented herein does not include interest convertible at the rate set forth above.
[4]	Consists of shares of common stock issuable upon conversion at Asher’s option of up to $90,500 in principal and any interest under the Debenture convertible into common stock at 58% of the lowest trading price during the ten consecutive trading days prior to the date of conversion, subject to a maximum beneficial ownership of 9.99% (the calculation in this Annual Report is based on a purchase price equal to $0.0028 per share (58% of $.0048, the lowest price for the ten trading days prior to December 3, 2013) and represents the maximum beneficial ownership of 9.99%). The calculation presented herein does not include interest convertible at the rate set forth above.
[5]	Consists of shares of common stock issuable upon exercise of the Typenex Warrants at an exercise price of $0.15. This calculation does not include shares issuable upon conversion at Typenex’s option of up to $157,000 in principal and any interest under the Typenex Note at a conversion price equal to the average of the closing bid price of our common stock for the fifteen days immediately prior to December 21, 2013 Shares issuable under the Typenex Warrant and the Typenex Note are subject to a maximum beneficial ownership of 9.99%.

Table of Contents	43

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

Table of Contents	44

On September 12, 2013, the Company received a loan from Benny Powell, an officer and director of the Company, in the amount of $4,000, $886,37 of which has been repaid as of December 5, 2013.

DIRECTOR INDEPENDENCE

We apply the definition of “independent director” provided under the Listing Rules of The NASDAQ Stock Market LLC (“NASDAQ”). Under NASDAQ rules, the Board has considered all relevant facts and circumstances regarding our directors and has affirmatively determined that none of the directors serving on the Board are independent of us under NASDAQ rules, as each director also serves as an officer of us.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Under our Articles of Incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his or her position, if he or she acted in good faith and in a manner he or she reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he or she is to be indemnified, we must indemnify him or her against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MartinelliMick, PLLC (“MMPLLC”), our independent registered public accounting firm prior to DKM, notified us on April 3, 2013 that MMPLLC had resigned. MMPLLC audited our financial statements for the fiscal year ended August 31, 2012 and reviewed our Quarterly Report on Form 10-Q for the quarter ended November 30, 2012.

On April 5, 2013, we appointed Drake Klein Messineo, CPAs, PA (“DKM”) as our independent registered public accounting firm. DKM has not issued any reports on our financial statements, but reviewed our Quarterly Report on Form 10-Q for the quarter ended February 28, 2013. On May 10, 2013, we notified DKM that DKM was dismissed as our independent registered public accounting firm. DKM has not issued any reports on our financial statements.

On May 10, 2013, we engaged Messineo & Co., CPAs, LLC (“M&Co”) as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended August 31, 2013, and to perform procedures related to the financial statements included in our quarterly reports on Form 10-Q, beginning with the quarter ended May 31, 2013.

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

Table of Contents	45

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

Table of Contents	46

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED GIANT ENTERTAINMENT, INC.

Dated: February 20, 2014	By:	/s/ Benny R. Powell
Benny R. Powell CEO, President, CFO, Secretary, Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 20, 2014	By:	/s/ Benny R. Powell
Benny R. Powell CEO, President, CFO, Secretary, Director (Principal Executive, Financial and Accounting Officer)

Dated: February 20, 2014	By:	/s/ David Campiti
David Campiti Chief Operations Officer, Director

Dated: February 20, 2014	By:	/s/ Chris Crosby
Chris Crosby Chief Technology Officer, Director

Dated: February 20, 2014	By:	/s/ Isen Robbins
Isen Robbins Chief Intellectual Property Officer, Director

Dated: February 20, 2014	By:	/s/ Aimee Schoof
Aimee Schoof Chief Busines Development Officer, Director

Table of Contents	47

EXHIBIT INDEX

Exhibit	Description
2.1	Share Exchange Agreement among the Registrant, Red Giant Entertainment, Inc., and Benny Powell dated June 6, 2012, which is incorporated herein by reference to Exhibit 10.1 to our Amendment Number 1 to Current Report on Form 8-K filed with the SEC November 6, 2012.
2.2	Stock Exchange Agreement between the Registrant and Chris Crosby dated March 4, 2013, which is incorporated herein by reference to Exhibit 2.2 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
3.1	Amended and Restated Articles of Incorporation of the Registrant filed with the Nevada Secretary of State on August 23, 2010, which are incorporated herein by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on November 29, 2010.
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant filed with the Nevada Secretary of State on June 26, 2012, which is incorporated herein by reference to Exhibit 3.3 to our Annual Report on Form 10-K filed with the SEC on January 3, 2013.
3.3	Amended and Restated Bylaws of the Registrant, which are incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the SEC on November 29, 2010.
4.1	Securities Purchase Agreement dated April 15, 2013 between the Registrant and Iconic Holdings, LLC, which is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 20, 2013.
4.2	Registration Rights Agreement dated April 15, 2013 between the Registrant and Iconic Holdings, LLC, which is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 20, 2013.
4.3	9.9% Secured Convertible Promissory Note dated April 15, 2013 between the Registrant and Iconic Holdings, LLC, which is incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 20, 2013.
4.4	Purchase Agreement dated August 1, 2013 between the Registrant and WHC Capital, LLC, which is incorporated herein by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
4.5	Pledge and Security Agreement dated August 1, 2013 between the Registrant and WHC Capital, LLC, which is incorporated herein by reference to Exhibit 4.5 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
4.6	12% Secured Convertible Debenture dated August 1, 2013 between the Registrant and WHC Capital, LLC, which is incorporated herein by reference to Exhibit 4.6 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
4.7	Convertible Note dated August 5, 2013 between the Registrant and JSJ Investments, Inc., which is incorporated herein by reference to Exhibit 4.7 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
4.8	9% Convertible Redeemable Note dated October 2, 2013 between the Registrant and LG Capital Funding, LLC, which is incorporated herein by reference to Exhibit 4.8 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
4.9	Convertible Promissory Note dated November 11, 2013 between the Registrant and Asher Enterprises, Inc., which is incorporated herein by reference to Exhibit 4.9 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
4.10	Securities Purchase Agreement dated November 11, 2013 between the Registrant and Asher Enterprises, Inc., which is incorporated herein by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
Table of Contents	48

4.11*	Initial 6% Convertible Redeemable Note between the Registrant and GEL Properties, LLC.
4.12*	Form of Back-End 6% Convertible Redeemable Note between the Registrant and GEL Properties, LLC.
4.13*	Promissory Note between the Registrant and JMJ Financial.
4.14	Securities Purchase Agreement between the Registrant and Typenex Co-Investment, LLC dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.
4.15	Secured Convertible Promissory Note between the Registrant and Typenex Co-Investment, LLC dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.
4.16	Warrant to Purchase Shares of Common Stock between the Registrant and Typenex Co-Investment, LLC dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.
4.17	Security Agreement between the Registrant and Typenex Co-Investment, LLC dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.9 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.
10.1	Exclusive Web Publishing Contract between Benny Powell and Keenspot Entertainment dated June 30, 2010, which is incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on October 13, 2013.
10.2†	Printing Agreement between the Registrant and Active Media Publishing, LLC dated March 13, 2013, which is incorporated herein by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
10.3‡	Independent Contractor Agreement between the Registrant and Isen Robbins, which is incorporated herein by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
10.4‡	Independent Contractor Agreement between the Registrant and Chris Crosby, which is incorporated herein by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013..
10.5‡	Independent Contractor Agreement between the Registrant and David Campiti, which is incorporated herein by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013..
10.6‡	Independent Contractor Agreement between the Registrant and Aimee Schoof, which is incorporated herein by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013..
10.7*	Form of $75,000 Secured Promissory Notes between GEL Properties, LLC and the Registrant
10.8	Secured Buyer Note #1 between Typenex Co-Investment, LLC and the Registrant dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.
10.9	Secured Buyer Note #2 between Typenex Co-Investment, LLC and the Registrant dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.
10.10	Secured Buyer Note #3 between Typenex Co-Investment, LLC and the Registrant dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.
10.11	Secured Buyer Note #4 between Typenex Co-Investment, LLC and the Registrant dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.

Table of Contents	49

10.12	Membership Interest Pledge Agreement between the Registrant and Typenex Co-Investment, LLC dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.8 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.
10.13*	Service Agreement between the Registrant and Integrity Media, Inc. dated October 11, 2013.
14	Code of Ethics for Senior Financial Officers, which is incorporated herein by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on November 29, 2010.
21*	List of Subsidiaries.
31.1*	Chief Executive Officer Section 302 Certification.
31.2*	Chief Financial Officer Section 302 Certification.
32§	Chief Executive Officer and Chief Financial Officer Section 906 Certification.
101*	The following materials from our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes.

*	Filed herewith.
†	Confidential Treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.
‡	Management contract or compensatory plan or arrangement.
§	Furnished herewith

Table of Contents	50