Form 10-K/A
period 2013-08-31
Red Giant Entertainment, Inc.
filed 2014-04-10
CIK 1411179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Amendment No. 2)

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

EXPLANATORY PARAGRAPH

The purpose of this Amendment No. 2 to the registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended August 31, 2013, filed with the Securities and Exchange Commission on February 20, 2014 (the “Form 10-K/A”), is solely to furnish Exhibit 101 to the Form 10-K/A Amendment No. 1, Exhibit 101 provides the financial statements and related notes from the Form 10-K/A Amendment No. 1 formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K/A Amendment No. 1. This Amendment No. 2 to the Form 10-K/A Amendment No. 1 speaks as of the original filing date of the Form 10-K/A Amendment No. 1, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K/A Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED GIANT ENTERTAINMENT, INC.

DATED: April 10, 2014	By:	/s/ Benny R. Powell
Benny R. Powell
CEO, President, CFO, Secretary, Director
(Principal Executive, Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: April 10, 2014	By:	/s/ Benny R. Powell
Benny R. Powell
CEO, President, CFO, Secretary, Director
(Principal Executive, Financial and
Accounting Officer)

DATED: April 10, 2014	By:	/s/ Chris Crosby
Chris Crosby
Chief Technology Officer, Director

DATED: April 10, 2014	By:	/s/ Isen Robbins
Isen Robbins
Chief Intellectual Property Officer, Director

DATED: April 10, 2014	By:	/s/ Aimee Schoof
Aimee Schoof
Chief Business Development Officer, Director

EXHIBIT INDEX

Exhibit	Description
2.1	Share Exchange Agreement among the Registrant, Red Giant Entertainment, Inc., and Benny Powell dated June 6, 2012, which is incorporated herein by reference to Exhibit 10.1 to our Amendment Number 1 to Current Report on Form 8-K filed with the SEC November 6, 2012.
2.2	Stock Exchange Agreement between the Registrant and Chris Crosby dated March 4, 2013, which is incorporated herein by reference to Exhibit 2.2 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
3.1	Amended and Restated Articles of Incorporation of the Registrant filed with the Nevada Secretary of State on August 23, 2010, which are incorporated herein by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on November 29, 2010.
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant filed with the Nevada Secretary of State on June 26, 2012, which is incorporated herein by reference to Exhibit 3.3 to our Annual Report on Form 10-K filed with the SEC on January 3, 2013.
3.3	Amended and Restated Bylaws of the Registrant, which are incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the SEC on November 29, 2010.
4.1	Securities Purchase Agreement dated April 15, 2013 between the Registrant and Iconic Holdings, LLC, which is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 20, 2013.
4.2	Registration Rights Agreement dated April 15, 2013 between the Registrant and Iconic Holdings, LLC, which is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 20, 2013.
4.3	9.9% Secured Convertible Promissory Note dated April 15, 2013 between the Registrant and Iconic Holdings, LLC, which is incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 20, 2013.
4.4	Purchase Agreement dated August 1, 2013 between the Registrant and WHC Capital, LLC, which is incorporated herein by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
4.5	Pledge and Security Agreement dated August 1, 2013 between the Registrant and WHC Capital, LLC, which is incorporated herein by reference to Exhibit 4.5 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
4.6	12% Secured Convertible Debenture dated August 1, 2013 between the Registrant and WHC Capital, LLC, which is incorporated herein by reference to Exhibit 4.6 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
4.7	Convertible Note dated August 5, 2013 between the Registrant and JSJ Investments, Inc., which is incorporated herein by reference to Exhibit 4.7 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
4.8	9% Convertible Redeemable Note dated October 2, 2013 between the Registrant and LG Capital Funding, LLC, which is incorporated herein by reference to Exhibit 4.8 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
4.9	Convertible Promissory Note dated November 11, 2013 between the Registrant and Asher Enterprises, Inc., which is incorporated herein by reference to Exhibit 4.9 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
4.10	Securities Purchase Agreement dated November 11, 2013 between the Registrant and Asher Enterprises, Inc., which is incorporated herein by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.

4.11	Initial 6% Convertible Redeemable Note between the Registrant and GEL Properties, LLC, which is incorporated herein by reference to Exhibit 4.11 to our Amended Annual Report on Form 10-K/A filed with the SEC on February 20, 2014.
4.12	Form of Back-End 6% Convertible Redeemable Note between the Registrant and GEL Properties, LLC, which is incorporated herein by reference to Exhibit 4.12 to our Amended Annual Report on Form 10-K/A filed with the SEC on February 20, 2014.
4.13	Promissory Note between the Registrant and JMJ Financial, which is incorporated herein by reference to Exhibit 4.13 to our Amended Annual Report on Form 10-K/A filed with the SEC on February 20, 2014.
4.14	Securities Purchase Agreement between the Registrant and Typenex Co-Investment, LLC dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.
4.15	Secured Convertible Promissory Note between the Registrant and Typenex Co-Investment, LLC dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.
4.16	Warrant to Purchase Shares of Common Stock between the Registrant and Typenex Co-Investment, LLC dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.
4.17	Security Agreement between the Registrant and Typenex Co-Investment, LLC dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.9 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.
10.1	Exclusive Web Publishing Contract between Benny Powell and Keenspot Entertainment dated June 30, 2010, which is incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on October 13, 2013.
10.2*	Printing Agreement between the Registrant and Active Media Publishing, LLC dated March 13, 2013, which is incorporated herein by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
10.3†	Independent Contractor Agreement between the Registrant and Isen Robbins, which is incorporated herein by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
10.4†	Independent Contractor Agreement between the Registrant and Chris Crosby, which is incorporated herein by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
10.5†	Independent Contractor Agreement between the Registrant and David Campiti, which is incorporated herein by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
10.6†	Independent Contractor Agreement between the Registrant and Aimee Schoof, which is incorporated herein by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.
10.7	Form of $75,000 Secured Promissory Notes between GEL Properties, LLC and the Registrant, which is incorporated herein by reference to Exhibit 10.7 to our Amended Annual Report on Form 10-K/A filed with the SEC on February 20, 2014.
10.8	Secured Buyer Note #1 between Typenex Co-Investment, LLC and the Registrant dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.
10.9	Secured Buyer Note #2 between Typenex Co-Investment, LLC and the Registrant dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.
10.10	Secured Buyer Note #3 between Typenex Co-Investment, LLC and the Registrant dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.
10.11	Secured Buyer Note #4 between Typenex Co-Investment, LLC and the Registrant dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.

10.12	Membership Interest Pledge Agreement between the Registrant and Typenex Co-Investment, LLC dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.8 to our Current Report on Form 8-K filed with the SEC on January 27, 2014.
10.13	Service Agreement between the Registrant and Integrity Media, Inc. dated October 11, 2013, which is incorporated herein by reference to Exhibit 10.13 to our Amended Annual Report on Form 10-K/A filed with the SEC on February 20, 2014.
14	Code of Ethics for Senior Financial Officers, which is incorporated herein by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on November 29, 2010.
21‡	List of Subsidiaries
31.1‡	Chief Executive Officer Section 302 Certification.
31.2‡	Chief Financial Officer Section 302 Certification.
32§	Chief Executive Officer and Chief Financial Officer Section 906 Certification.
101‡	The following materials from our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes.

__________________________________

*	Confidential Treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.
†	Management contract or compensatory plan or arrangement.
‡	Filed herewith.
§	Furnished herewith