Form 10-Q/A
period 2013-11-30
Red Giant Entertainment, Inc.
filed 2014-04-16
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                 Amendment No. 1

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

Large  accelerated  filer [ ]                      Accelerated  filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

As of January 13, 2014, there were 537,994,184 shares of our common stock, $0.0001 par value per share, issued and outstanding.

                              EXPLANATORY PARAGRAPH

This Amendment No. 1 (this "Amendment") to our Report on Form 10-Q originally filed on January 14, 2014 is made to adjust financial statements presented in prior amended annual and their effect on the quarterly financial statements previously presented. Please refer to Note 1 to our financial statements regarding restatement of the originally reported financial statements for both annual and quarterly information. The financial statements and disclosures herein do not reflect events that may have occurred subsequent to January 14, 2014, the original date of filing, and do not modify or update any filings made with the Securities and Exchange Commission after January 14, 2014.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          Red Giant Entertainment, Inc.
                           Consolidated Balance Sheets

                                                                      November 30,            August 31,
                                                                          2013                   2013
                                                                      ------------           ------------
                                                                       (RESTATED)             (RESTATED)
                                                                      (unaudited)             (audited)
ASSETS

Current Assets
  Cash and cash equivalents                                           $         39           $     14,937
  Accounts receivable, net of allowance for doubtful
   accounts of $0 and $0, respectively                                       2,095                     --
  Inventory                                                                 50,992                 52,107
  Prepaid and other current assets                                          89,092                 82,000
                                                                      ------------           ------------
Total Current Assets                                                       142,218                149,044

Property and equipment, net of accumulated
 depreciation of $1,573 and $996, respectively                               9,971                 10,548

Intangible assets, net of accumulated
 amortization of $28,313 and $23,100, respectively                          45,937                 51,150
                                                                      ------------           ------------

      TOTAL ASSETS                                                    $    198,126           $    210,742
                                                                      ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                               $     78,881           $     88,000
  Due to related parties                                                    42,301                 39,187
  Convertible notes payable                                                171,010                 81,397
  Derivative liability, notes                                            1,516,498              1,339,599
  Derivative liability, warrants                                           355,800                355,800
                                                                      ------------           ------------
Total Current Liabilities                                                2,164,490              1,903,983

Convertible note payable, long-term                                         53,012                 24,314

TOTAL LIABILITIES                                                        2,217,502              1,928,297
                                                                      ------------           ------------

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
  Preferred stock: 100,000,000 authorized; $0.0001 par value
   0 shares issued and outstanding                                              --                     --
  Common stock: 900,000,000 authorized; $0.0001 par value
   457,558,273 and 434,922,000 shares issued and outstanding                45,756                 43,492
  Additional paid in capital                                               168,989                 43,053
  Treasury stock, at cost; 1,785,900 shares                                (55,000)               (55,000)
  Accumulated deficit                                                   (2,179,121)            (1,749,100)
                                                                      ------------           ------------
  Total Stockholders' Deficit                                           (2,019,376)            (1,717,555)
                                                                      ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $    198,126           $    210,742
                                                                      ============           ============

                   See notes to unaudited financial statements

                          Red Giant Entertainment, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                            For the Three Months Ended
                                                                   November 30,
                                                           2013                   2012
                                                       ------------           ------------
                                                        (RESTATED)
Revenues                                               $      3,379           $    105,937
Cost of sales                                                 2,378                 47,474
                                                       ------------           ------------
                                                              1,001                 58,463
Operating Expenses
  Selling and marketing                                      52,841                  3,020
  Compensation                                               14,242                 12,040
  Professional                                               18,970                  1,200
  General and administration                                 45,769                  2,431
  Depreciation and amortization                               5,790                  1,629
                                                       ------------           ------------
      Total operating expenses                              137,612                 20,320
                                                       ------------           ------------

Net loss from operations                                   (136,611)                38,143
                                                       ------------           ------------
Other income (expense)
  Interest expense                                         (193,811)                    --
  Change in derivative                                      (31,399)                    --
  Gain (loss) on settlement of debt                         (68,200)                    --
  Income taxes                                                   --                 (5,700)
                                                       ------------           ------------

Net loss                                               $   (430,021)          $     32,443
                                                       ============           ============

Basic and dilutive loss per share                      $      (0.00)          $       0.00
                                                       ============           ============
Weighted average number of shares outstanding           438,927,644            434,922,000
                                                       ============           ============


                   See notes to unaudited financial statements

                          Red Giant Entertainment, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                              Three Months Ended
                                                                                 November 30,
                                                                          2013                 2012
                                                                       ----------           ----------
                                                                       (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $ (430,021)          $   32,443
  Adjustment to reconcile Net Income to net
   cash provided by operations:
     Depreciation and amortization                                          5,790                1,629
     Amortization of deferred financing costs                             193,811                   --
     Change in derivatives                                                 31,399                   --
     (Gain) Loss on settlement of debt                                     68,200                   --
  Changes in operating assets and liabilities:
     (Increase) decrease in operating assets:
       Accounts receivable                                                 (2,095)                  --
       Inventory                                                            1,115              (16,366)
       Prepaid expenses and other assets                                   (7,092)             (25,040)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                               (9,119)               9,506
       Total adjustments                                                  282,009              (30,271)
                                                                       ----------           ----------
          Net Cash (Used in) Provided By Operating Activities            (148,012)               2,172
                                                                       ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Shareholder loans, net                                                    3,114                   --
  Proceeds from Loan(s)                                                   130,000                   --
                                                                       ----------           ----------
          Net Cash (Used in) Provided by Financing Activities             133,114                   --
                                                                       ----------           ----------

Net increase (decrease) in cash and cash equivalents                      (14,898)               2,172
Cash and cash equivalents, beginning of period                             14,937                  269
                                                                       ----------           ----------

Cash and cash equivalents, end of period                               $       39           $    2,441
                                                                       ==========           ==========
Supplemental cash flow information
  Cash paid for interest                                               $       --           $       --
                                                                       ==========           ==========
  Cash paid for taxes                                                  $       --           $       --
                                                                       ==========           ==========
Non-cash transactions:
  Expenses paid from proceeds of debt                                  $   15,500           $       --
                                                                       ==========           ==========
  Debt converted to equity                                             $   60,000           $       --
                                                                       ==========           ==========

                   See notes to unaudited financial statements

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

RESTATEMENT

In the course of monitoring the business, management identified errors with respect to the completeness and disclosure of our debt accounting and the completeness of all related party transactions for the year ending August 31, 2013. Specifically, certain convertible debt agreements with related parties were not appropriately captured in the August 31, 2013 financial statements. Such notes were reimbursements to related parties for expense payments they made on behalf of the company. It is further noted, that the embedded conversion options of these notes qualified for derivative accounting and thus were bifurcated and recorded as a derivative liability. In addition, we noted a share transaction of a major shareholder executed for the benefit of the company (issuing his own shares to acquire a website for the company) had not accounted for the intangible property received in the exchange.

The following summary is presented in comparison to the originally reported financial statements, as of August 31, 2013:

                                             Originally
                                              Reported                Adjustment         Restated
                                              --------                ----------         --------
Cash                                         $  14,937                                 $    14,937
Inventory                                       52,107                                      52,107
Prepaid and other                               82,000                                      82,000
Property & equipment                            10,548                                      10,548
Intangible assets                               13,650        (1)        45,000             51,150
                                                              (1)        (7,500)
Total Assets                                 $ 173,242                                 $   210,742
Accounts payable and accrued                 $  81,332        (4)         6,668        $    88,000
Due to related parties                          39,187                                      39,187

Convertible notes payable                      100,710        (2)       338,000              105,711
                                                              (3)      (338,000)
                                                              (5)         5,001
Derivative liability, notes                    271,321                  338,000          1,339,599
                                                              (3)       730,278
                                                              (6)
Derivative liability, warrants                    --          (7)       355,800            355,800
Total Liabilities                              492,550                                   1,928,297

Common stock                                    43,492                                      43,492
Additional paid in capital                      (1,947)       (1)        45,000             43,053
Treasury stock                                 (55,000)                                    (55,000)
Accumulated deficit                           (305,853)              (1,443,247)        (1,749,100)
Total Stockholders' Equity                    (319,308)                                 (1,717,555)

Liabilities and Equity                       $ 173,242                                 $   210,742

Revenues                                     $ 497,486                                 $   497,486
Cost of sales                                  148,215        (2)       127,475            275,690
                                               349,271                                     221,796
Selling, general and administrative            421,865        (1)         7,500            639,890
                                                              (2)       210,525
Interest expense                               112,090        (4)         6,668            479,559
                                                              (5)         5,001
                                                              (7)       355,800
Change in derivatives                          113,821        (6)       730,278            844,099
Income taxes                                        --                                          --
Net loss                                     $(298,505)                                $(1,741,752)

----------
(1) Acquisition of a website for the transfer of common stock by shareholder, at the fair value of $45,000; related amortization of website acquired, in the amount of $7,500.
(2) Proceeds in exchange of convertible notes issued to reimburse related parties for operating expenses paid on the Company's behalf.
(3) Record debt discounts and deferred financing costs, related to the convertible notes payable.
(4)  Accrue interest payable and interest expense, related to convertible notes
(5)  Amortization of debt discount on convertible notes
(6) Derivative liability related to the embedded conversion option of new convertible notes marked to fair value
(7)  Issuance of warrants as financing cost

For the three months ending November 30, 2013, the Company has restated the financial statements to incorporate the above entries.

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

LONG-LIVED ASSETS
Property, plant and equipment are recorded at historical cost and capitalized. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset. The Company currently has equipment being depreciated for estimated lives of three to five years. Depreciation for the three months ended November 30, 2013 and 2012 was $577 and $166, respectively.

Intelectual property, including patents and other intangible assets have been capitalized and recorded at their fair value historical cost. The Company's intellectual property consists of graphic novel artwork and was contributed by a stockholder to the Company and valued at $29,250, which was determined based on the historical costs for artists and printing. The intangible is being amortized over its life of five years. The Company acquired website and other intangible assets in the acquisition of a subsidiary, valued at the fair market value of stock exchanged by a shareholder. Amortization is calculated on a straight line basis over the estimated useful life of three years. Amortization for the three months ending November 30, 2013 and 2012 was $5,213 and $1,463, respectively

LONG-LIVED ASSETS IMPAIRMENT
Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360, Property, Plant and Equipment. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis. Based upon its most recent analysis, the Company believes that no impairment of property existed at November 30, 2013 and August 31, 2012.

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The Company entered into lending arrangements with several lending institutions, each with convertible features. The Company evaluated the terms of the convertible notes, with outstanding face values totaling $766,500 ($145,500 for the three month period ending November 30, 2013), in accordance with ASC Topic No. 815 - 40, DERIVATIVES AND HEDGING - CONTRACTS IN ENTITY'S OWN STOCK and that the underlying common stock is indexed to the Company's stock. The Company determined that the conversion features meet the definition of a liability and therefore bi-furcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a debt discount on the notes in the amount of $620,500 ($130,000 for the three month period ending November 30, 2013), on the origination date. The debt discount was recorded as reduction (contra-liability) to the Convertible Notes Payable. The debt discount is being amortized over the term of the notes. Additionally, the notes called for an immediate withholding of $146,000 ($15,500 for the three month period ending November 30, 2013), for service charges, which has been treated as an original issue discount or deferred financing costs, a contra-liability charge, which is to be amortized as finance cost over the life of the loan. Interest expense, in the amount of $193,811, was recognized for the three month period ended November 30, 2013 for the amortization of debt discounts and deferred finance costs.

A derivative liability, in the amount of $1,516,498 has been recorded, as of November 30, 2013, related to the above notes. The Company recognized a change in the derivative liability, resulting in a loss in the amount of $31,399. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

Weighted Average:
  Dividend rate                                                      0.0%
  Risk-free interest rate                                           0.08%
  Expected lives (years)                                           0.298
  Expected price volatility                                        315.0%
  Forfeiture Rate                                                    0.0%

Summary of Convertible Notes Payable:
  Original value                                               $ 706,500
  Deferred finance cost                                          (98,598)
  Unexpired debt discount                                       (383,880)
                                                               ---------
                                                               $ 224,022
Current portion of convertible notes payable                     171,010
                                                               ---------
Long-term portion of convertible notes payable                 $  53,012
                                                               =========

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

The Company issued warrants to purchase approximately 37,166,700 shares of common stock, at a strike price of $.015 per share, in association with a financing arrangement. Warrants may be exercised in a cashless option. The company valued these warrants using the Black-Scholes method, resulting in a interest expense of $355,800 and a corresponding derivative liability.

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

As of December 2013, the Company has retained Chris Crosby, one of the Company's officers and directors, to also serve as web editor for the Company's webcomics. Mr. Crosby will be compensated $1,500 per month for his web editing services, which the Company believe to be substantially less than the compensation the Company would pay for an independent third party to provide such services. Keenspot, a company owned by Mr. Crosby, has been paid or accrued commissions in the amount of approximately $0 for the three months ending November 30, 2013.

We also from time to time have retained Glass House Graphics, a sole proprietorship owned by David Campiti, our Chief Operating Officer and a member of the Board, to provide creative services for us. We paid or accrued an aggregate of $12,575 to Glass House Graphics for the three months ending November 30, 2013.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 9 - BUSINESS SEGMENTS

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - SUBSEQUENT EVENTS

In December 2013 and January 2014, four convertible debt holders converted an aggregate of $131,095 in principal and interest for an aggregate of 63,019,244 shares of the Company's common stock. In December 2013, two debt holders also converted debt owed to them for an aggregate of 17,416,667 shares of the Company's common stock.

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

OPERATING EXPENSES. During the three months ended November 30, 2013, we incurred operating expenses of $137,612 compared to $20,320 incurred during the three months ended November 30, 2012, an increase of $117,292. This increase occurred primarily due to greater selling and marketing costs and greater general and administrative costs, which were $52,731 and $45,879 the three months ended November 30, 2013, as compared to $1,497 and $3,954 during the three months ended November 30, 2012.

NET LOSS. Our net loss for the three months ended November 30, 2013 was $430,021 compared to a net profit of $32,443 during the three months ended November 30, 2012, a decrease of $397,578.

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

CONVERSIONS OF DEBT

During the three months ended November 2013, we issued to Iconic an aggregate of 22,636,273 shares of our common stock in exchange for debt totaling $60,000.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.                         Description
-----------                         -----------

10.1 Share Exchange Agreement between the Registrant and Diamond Comic Distributors dated as of November 25, 2013, which is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on January 14, 2014

31.1 Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

32 (1) Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

----------
(1) Furnished herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RED GIANT ENTERTAINMENT, INC.


Date: April 14, 2014                   By: /s/ Benny Powell
                                           -------------------------------------
                                           Benny Powell
                                           Chief Executive Officer & Principal
                                           Executive Officer, Chief Financial
                                           Officer & Principal Financial Officer