Form 10-Q
period 2014-02-28
Red Giant Entertainment, Inc.
filed 2014-04-21
CIK 1411179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period February 28, 2014

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission File Number: 000-53310

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

As of April 18, 2014, there were 1,525,694,394 shares of our common stock, $0.0001 par value per share, issued and outstanding.

Red Giant Entertainment, Inc.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Red Giant Entertainment, Inc.
Consolidated Balance Sheets

	February 28,	August 31,
	2014	2013
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and cash equivalents	$14,510	$14,937
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively
Inventory	48,309	52,107
Prepaid and other current assets	103,603	82,000
Total Current Assets	167,675	149,044

Property and equipment, net of accumulated depreciation of $2,192 and $996, respectively	10,616	10,548

Intangible assets, net of accumulated amortization of $33,526 and $23,100, respectively	40,724	51,150

TOTAL ASSETS	$219,015	$210,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$60,601	$88,000
Due to related parties	41,851	39,187
Convertible notes payable	86,819	81,397
Derivative liability, notes	1,736,557	1,339,599
Derivative liability, warrants	355,800	355,800
Total Current Liabilities	2,281,628	1,903,983

Convertible note payable	39,945	24,314

TOTAL LIABILITIES	2,321,573	1,928,297

Stockholders’ Deficit
Preferred stock: 100,000,000 authorized; $0.0001 par value
0 shares issued and outstanding	-	-
Common stock: 3,000,000,000 authorized; $0.0001 par value
701,882,505 and 434,922,000 shares issued and outstanding	70,188	43,492
Additional paid in capital	1,074,598	43,053
Treasury stock, at cost; 1,785,900 shares	(55,000)	(55,000)
Accumulated deficit	(3,192,344)	(1,749,100)
Total Stockholders’ Deficit	(2,102,558)	(1,717,555)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$219,015	$210,742

See notes to unaudited financial statements

Red Giant Entertainment, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2014	2013	2014	2013

Revenues	$7,245	$59,591	$10,624	$165,528
Cost of sales	6,708	33,434	9,087	80,908
Gross Profit	537	26,157	1,537	84,620

Operating Expenses
Selling and marketing	19,008	770	71,849	3,790
Compensation	17,720	6,535	31,962	18,575
Professional	36,794	24,000	55,764	25,200
General and administration	63,563	967	109,332	3,398
Depreciation and amortization	5,832	1,629	11,622	3,258
Total operating expenses	142,917	33,901	280,529	54,221

Net loss from operations	(142,380)	(7,744)	(278,992)	30,399

Other income (expense)
Interest expense	(83,405)	-	(174,053)	-
Change in derivative	(323,573)	-	(396,958)	-
Gain (loss) on settlement of debt	(525,041)	-	(593,241)	-
Income taxes	-	5,700	-	-

Net loss	$(1,074,399)	$(2,044)	$(1,443,244)	$30,399

Basic and dilutive loss per share	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of shares outstanding	537,884,219	434,922,000	487,862,214	434,922,000

See notes to unaudited financial statements

Red Giant Entertainment, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended
	February 28,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,443,244)	$30,399
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	11,622	3,258
Amortization of deferred financing costs	174,053	-
Change in derivatives	396,958	-
(Gain) Loss on settlement of debt	593,241	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(1,253)	-
Inventory	3,798	(22,519)
Prepaid expenses and other assets	(21,603)	(9,237)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(3,399)	13,342
Total adjustments	1,153,417	(15,156)
Net Cash (Used in) Provided By Operating Activities	(289,827)	15,243

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,264)	-
Net Cash (Used in) Investing Activities	(1,264)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loans, net	2,664	-
Proceeds from Loan(s)	288,000	-
Net Cash Provided by Financing Activities	290,664	-

Net increase (decrease) in cash and cash equivalents	(427)	15,243
Cash and cash equivalents, beginning of period	14,937	269
Cash and cash equivalents, end of period	$14,510	$15,512

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Expenses paid from proceeds of debt	$24,000	$-
Debt converted to equity	$465,000	$-

See notes to unaudited financial statements

Red Giant Entertainment, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Red Giant Entertainment LLC (the “LLC”) was formed in the State of Florida, U.S.A., on January 1, 2011.  On May 9, 2012, the LLC incorporated and changed its name to Red Giant Entertainment, Inc.  (“RGE”) All income and expenses in these financial statements have been recharacterized for reporting purposes to be all inclusive for the corporate entity.  The LLC was originally a publishing company, but has expanded its operations to include mass media and graphic novel artwork development.

On June 11, 2012, Castmor Resources Ltd., a Nevada corporation  entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with RGE, and Benny Powell, who had owned 100% of the issued and outstanding shares in RGE.  Pursuant to the terms and conditions of the Share Exchange Agreement, RGE exchanged 100% of the outstanding shares in RGE for forty million (40,000,000; 240,000,000 post split) newly-issued restricted shares of the Company’s common stock.  Due to the recapitalization and reverse merger with Castmor Resources Ltd., 32,487,000 shares (194,922,000 post split) were issued in Castmore Resources Ltd., which changed its name to Red Giant Entertainment, Inc.  (the “Company”).  The Company subsequently approved a 6 to 1 forward stock split of all shares of record in June, 2012.  The Company’s fiscal year end is August 31.

The exchange resulted in RGE becoming a wholly-owned subsidiary of the Company.  As a result of the Share Exchange Agreement, the Company’s principal business became the business of RGE.  All share information has been restated for both the reverse merger and the forward stock split for all periods presented.

On March 4, 2013, the Company acquired ComicGenesis, LLC (“ComicGenesis”), a Nevada limited liability company that operates a user-generated comic site that hosts over 10,000 independent webcomics.

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

Red Giant Entertainment, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

The following summary is presented in comparison to the originally reported financial statements, as of August 31, 2013:

	Originally
	Reported		Adjustment	Restated

Cash	$14,937			14,937
Inventory	52,107			52,107
Prepaid and other	82,000			82,000
Property & equipment	10,548			10,548
Intangible assets	13,650	(1)	45,000	51,150
		(1)	(7,500)
Total Assets	$173,242			210,742

Accounts payable and accrued	$81,332	(4)	6,668	88,000
Due to related parties	39,187			39,187
Convertible notes payable	100,710	(2)	338,000	105,711
		(3)	(338,000)
		(5)	5,001
Derivative liability, notes	271,321		338,000	1,339,599
		(3)	730,278
		(6)
Derivative liability, warrants	—	(7)	355,800	355,800
Total Liabilities	492,550			1,928,297

Common stock	43,492			43,492
Additional paid in capital	(1,947)	(1)	45,000	43,053
Treasury stock	(55,000)			(55,000)
Accumulated deficit	(305,853)		(1,443,247)	(1,749,100)
Total Stockholders’ Equity	(319,308)			(1,717,555)

Liabilities and Equity	$173,242			210,742

Revenues	$497,486			497,486
Cost of sales	148,215	(2)	127,475	275,690
	349,271			221,796

Selling, general and administrative	421,865	(1)	7,500	639,890
		(2)	210,525

Interest expense	112,090	(4)	6,668	479,559
		(5)	5,001
		(7)	355,800
Change in derivatives	113,821	(6)	730,278	844,099
Income taxes	—			—
Net loss	$(298,505)			(1,741,752)

(1)	Acquisition of a website for the transfer of common stock by shareholder, at the fair value of $45,000; related amortization of website acquired, in the amount of $7,500.
(2)	Proceeds in exchange of convertible notes issued to reimburse related parties for operating expenses paid on the Company’s behalf.
(3)	Record debt discounts and deferred financing costs, related to the convertible notes payable.
(4)	Accrue interest payable and interest expense, related to convertible notes
(5)	Amortization of debt discount on convertible notes
(6)	Derivative liability related to the embedded conversion option of new convertible notes marked to fair value
(7)	Issuance of warrants as financing cost

Red Giant Entertainment, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on reported income or losses.

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

Red Giant Entertainment, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Inventory
As of February 28, 2014, inventory consisted of physical copies of published books, as well as artwork that is used for digitally distributed works for advertising revenue and future publications.  The inventory is valued at the cost to produce, on a first-in-first-out (FIFO) basis.

Long-lived Assets

Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost and capitalized.  Depreciation is calculated on a straight-line basis over the estimated useful life of the asset.  The Company currently has equipment being depreciated for estimated lives of three to five years.  Depreciation for the three and six months ended February 28, 2014 and 2013 was $619, $166, $1,196 and $332, respectively.

Intangible Property
Intellectual property, including patents and other intangible assets have been capitalized and recorded at their fair value historical cost.  The Company’s intellectual property consists of graphic novel artwork and was contributed by a stockholder to the Company and valued at $29,250, which was determined based on the historical costs for artists and printing. The intangible is being amortized over its life of five years.  The Company acquired website and other intangible assets in the acquisition of a subsidiary, valued at the fair market value of stock exchanged by a shareholder, valued in the amount of $45,000.  Amortization is calculated on a straight line basis over the estimated useful life of three years.  Amortization for the three and six months ended February 28, 2014 and 2013was $5,213, $1,463, $10,426 and $2,926, respectively

Long-lived Assets Impairment
Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360, Property, Plant and Equipment.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the assets will be written down to fair value.  Fair value is generally determined using a discounted cash flow analysis.  Based upon its most recent analysis, the Company believes that no impairment of property existed at February 28, 2014 and August 31, 2013.

Recent Accounting Pronouncements
We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods.  The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Revenue Recognition

Revenue for the Company is recognized from three primary sources: Advertising Revenue, Publishing Sales and Creative Services.  Revenue was processed through our Paypal Account and Project Wonderful accounts where applicable.

Red Giant Entertainment, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

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

Advertising
Advertising costs are expensed as incurred.  The Company expensed advertising costs of $24,052, $0, $49,066 and $771 for the three and six month periods ending February 28, 2014 and 2013, respectively.

Stock Based Compensation
The Company issues restricted stock to consultants for various services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.  The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  Stock compensation for the periods presented were issued for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.  The Company has not incurred any stock based compensation expense for the three and six month periods ending February 28, 2014 and 2013.

Income Taxes
The Company was a limited liability company until May 9, 2012.  As an LLC, no income tax provision was made at the Company level and all taxable income and deductions were passed directly to the equity owner.  The Company will be evaluating the tax ramifications of the change in entity status and the organizational changes to determine future tax issues.

Red Giant Entertainment, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

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

Earnings (Loss) Per Share
The Company follows financial accounting standards, which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  There were approximately 1,274,000,000 common stock equivalents outstanding at February 28, 2014, related to the convertible debt arrangements.

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

NOTE 4 - CONVERTIBLE NOTES PAYABLE

The Company entered into lending arrangements with several lending institutions, each with convertible features.  The Company evaluated the terms of the convertible notes, with outstanding face values totaling $729,630, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging – Contracts in Entity’s Own Stock and that the underlying common stock is indexed to the Company’s common stock.  The Company determined that the conversion features meet the definition of a liability and therefore bi-furcated the conversion feature and accounted for it as a separate derivative liability.  The Company evaluated the conversion feature for a beneficial conversion feature.  The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized a debt discount on the notes

Red Giant Entertainment, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

in the amount of $729,630 on the origination date.  The debt discount was recorded as reduction (contra-liability) to the Convertible Notes Payable.  The debt discount is being amortized over the term of the notes.  Additionally, the notes called for an immediate withholding of $200,277 for service charges, which has been treated as an original issue discount or deferred financing costs, a contra-liability charge, which is to be amortized as finance cost over the life of the loan.  Interest expense, in the amount of $83,405 and $174,053, was recognized for the three and six month period ended February 28, 2014.

A derivative liability, in the amount of $1,736,557 has been recorded, as of February 28, 2014, related to the above notes.  The Company recognized a change in the derivative liability, resulting in a loss in the amount of $323,573 and $396,958 for the three and six month periods ending February 28, 2014.  The derivative value was calculated using the Black-Scholes method.  Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	0.13%
Expected lives (years)	0.759
Expected price volatility	488.6%
Forfeiture Rate	0.0%

Summary of Convertible Notes Payable:

Original value	$729,630
Deferred finance cost	(116,501)
Unexpired debt discount	(486,365)
126,764
Less current portion of debt	86,819
Non-current	$39,945

NOTE 5 – PROVISION FOR INCOME TAXES

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

At February 28, 2014, the Company expected no net deferred tax assets calculated at an expected rate of 37.6%.  The Company has applied a 100% valuation allowance on the deferred tax assets attributable to the Net Operating Losses incurred.

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

Accounting for Income Tax Uncertainties and Related Matters

The Company may be assessed penalties and interest related to the underpayment of income taxes.  Such assessments would be treated as a provision of income tax expense on the financial statements.  At February 28, 2014, the tax return for 2011 through 2013 have not being filed.  No income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions.  The Company has not filed a tax return for the new entity.  These filings will be subject to a three year statute of limitations.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

Red Giant Entertainment, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 6 – CAPITAL STOCK

The Company has 100,000,000 shares of preferred stock authorized and none have been issued.

The Company has 3,000,000,000 shares of common stock authorized, as amended January 29, 2014.  All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

During the eight months ended, August 31, 2012, $10,869 of contributed capital was added to additional paid in capital.  For the 3 months ended February 28, 2014, no additional capital was contributed.

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

The Company’s majority shareholder issued 500,000 common shares held personally for the acquisition of its subsidiary, CosmicGenesis, valued at a fair market value of $45,000, considered to be the fair value of the website created and acquired.  The fair value of the common shares were recognized as a contribution to capital.

During the three month period ending November 30, 2013, the Company issued 22,636,273 shares of its common stock in satisfaction of convertible obligations in the amount of $60,000.  During the three month period ending February 28, 2014, the Company issued 244,324,232 shares of its common stock in satisfaction of convertible obligations, in the amount of $405,000.

The Company recognized a loss in the amount of $525,041 and $593,241 for the three and six month periods ending February 28, 2014, respectively, resulting from the excess in the fair market value of the stock issued in the above transactions to retire convertible debt.

NOTE 7 – RELATED PARTIES

Benny Powell was an officer and director of both parties to the merger.  See Note 1.  Mr. Powell continues as the Company’s sole officer and director post-merger.

The Company purchases print materials through Active Media Publishing, Inc. (“AMPI”), an entity wholly owned by Mr. Powell.  AMPI has certain arrangements with overseas printing companies, whereby the printing is facilitated to the Company.  Agreement with AMPI states processing is at near cost prices on a non-exclusive basis.  During the six month periods ending February 28, 2014, the Company purchased print media in the amount of $47,115.

Red Giant Entertainment, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

Keenspot has been paid or accrued commissions in the amount of approximately $1,409 during the six month period ending February 28, 2014.

The Company also from time to time have retained Glass House Graphics, a sole proprietorship owned by David Campiti, our Chief Operating Officer and a member of the Board, to provide creative services for us.  The Company paid an aggregate of $12,575 to Glass House Graphics during the six month period ended February 28, 2014.

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

As of December 2013, the Company has retained Chris Crosby, one of the Company’s officers and directors, to also serve as web editor for the Company’s webcomics.  Mr. Crosby will be compensated $1,500 per month for his web editing services, which the Company believes to be substantially less than the compensation the Company would pay for an independent third party to provide such services.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 8 – BUSINESS SEGMENTS

The Company generates revenues from three service offerings: Advertising, Book publishing and Creative. The Company’s management measures its performance by revenue lines and does not allocate its selling, general and administrative expenses to each revenue offering. A summary of the lines of revenue are as follows, for the six months ending February 28, 2014:

Revenues
Advertising	2,321
Book publishing	8,303
Creative	0
TOTAL:	10,624

Cost of Sales
Advertising	2,379
Book publishing	6,708
Creative	0
TOTAL:	9,087

Gross Margin
Advertising	(58)
Book publishing	1,595
Creative	0
TOTAL:	1,537

Red Giant Entertainment, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company.  The Company’s management is unaware of any pending or threatened assertions and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

Convertible debt holders converted debt in exchange for 809,270,319 shares of common stock.

In the period subsequent to February 28, 2014, the Company issued 14,541,570 common shares to consultants, under agreement, in satisfaction of amounts payable.

The Company has issued convertible notes in exchange for proceeds, in the amount of $53,000, less fees charged.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements.”  All statements, other than statements of historical facts, included in this Quarterly Report which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements.  The word “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements.  Consequently, all of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences or effects on our business operations.  We assume no obligation to update publicly, except as required by law, any such forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from those reported in our Amended Annual Report on Form 10-K/A for our fiscal year ended August 31, 2013, filed with the SEC on February 20, 2014 (our “Annual Report”).  For more information on our critical accounting policies, see Part II, Item 7 of our Annual Report.

RESULTS OF OPERATIONS

Six Months Ended February 28, 2014 Compared to the Six Months Ended February 29, 2013

The three months ended February 28, 2014 were spent in continuation of (i) transitioning our Collected Book line to be distributed through Diamond Comics Distributors, Inc. (“DCD”) for book store sales and specialty book sales; and (ii) our buildup for our transition and launch of our Giant-Size line, which will be provided at no charge with revenues earned through selling advertising in such Giant-Size line (collectively, the “Changes”).

As is normal for our industry, we experienced a delay in book sales due to moving over to DCD.  Response to these titles, however, has generally been positive and  sales are expected to grow with the launch of our Giant-Size Line, which is expected to occur later this year.

As part of our build up to the launch our Giant-Size line, we intend to participate in this year’s Free Comic Book Day (“FCBD”), May 3, 2014, where participating comic books shops give away comic books to anyone who comes into their stores, subject to limits set by the particular comic book shops.  To prepare for FCBD, we needed to (i) create approximately 400,000 FCBD versions in aggregate of our four Giant-Size titles; (ii) inspect and negotiate with vendors in China for the production of our FCBD books; and (iii) further augment our distribution chain to handle the influx of approximately one million books into the marketplace as a whole each week once we launch our Giant-Size line.

The Changes required us to incur significantly greater operating expenses and significantly lower revenues for the three months ended February 28, 2014 as compared to the three months ended February 28, 2013.  Numerous business trips were made to speak directly with the decision makers of vendors, comic shop retailers and DCD.

As we also incurred significantly greater operating expenses and significantly lower revenues for our previous quarter ended November 30, 2013 due to (i) negotiating a Supply Agreement with DCD; and (ii) beginning the Changes discussed above, we had significantly greater operating expenses and significantly lower revenues for the six months ended February 28, 2014 as compared to the six months ended February 28, 2013.

Nevertheless, our management believes that the Changes will eventually lead to greater profitably and more stability for our business and our prospects in the future, particularly if we are able to successfully launch or Giant-Size line of titles.

Among the most important step was the January 2014 hiring of Kris Longo in the role of Advertising Sales Director.  Mr. Longo has over 15 years in consumer advertising sales with a strong list of past advertisers and specific expertise in the comic book industry, and we expect to rely on his experience to sell advertising for our Giant-Size line.

Our management believes that all processes relating to the Changes are proceeding on schedule at current time.

Revenues. During the six months ended February 28, 2014 revenues were $10,624, a decrease of $154,904 from $165,528 for the six months ended February 28, 2013.

Cost of Sales. During the six months ended February 28, 2014, we incurred cost of sales of $9,087 compared to $80,908 incurred during the six months ended February 28, 2013 (a decrease of $71,821).

Gross Profit. Gross profit decreased from $84,620 during the six months ended February 28, 2013 to $1,537 during the six months ended February 28, 2014.

Operating Expenses. During the six months ended February 28, 2014, we incurred operating expenses of $280,529 compared to $54,221 incurred during the six months ended February 28, 2013, an increase of $ 226,308 .  This increase occurred primarily due to greater general and administrative costs and greater selling and marketing costs.

Net Loss. Our net loss for the six months ended February 28, 2014 was $1,443,244 compared to a net profit of $30,399 during the six months ended February 28, 2013.  Result of the current quarter decrease was primarily due to the recognition of financing expenses attributable to the convertible notes payable and derivative liabilities.

Liquidity and Capital Resource. As of February 28, 2014 we had cash or cash equivalents of $14,510, which is the only amount available to us for current expenses until such time as we are able to secure additional investment capital.

If we are unable to successfully implement the Changes or generate sufficient revenues through our operations after the Changes, we may need to pursue various funding options, including seeking debt or equity financing, licensing opportunities, as well as a strategic or other transaction, to obtain additional funding to continue the development of, and successfully commercialize, our products. There can be no assurance that we will be successful in these should we choose to pursue them.  Should we be unable to generate sufficient revenue in the future or obtain adequate financing if needed, our business, results of operations, liquidity and financial condition would be materially and adversely harmed, and we will be unable to continue as a going concern.

The disclosures contained in “Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” are incorporated herein by reference.

We believe that events may have occurred or may exist, including without limitation our current lack of DWAC eligibility, that (i) may require adjustments to the conversion price and other terms of our convertible debt; (ii) may subject us to penalties and fees under such convertible debt; and (iii) may require us to issue additional securities to convertible debt holders. Nevertheless, we have not received any notice of default or notice of acceleration of any of our convertible debt.

On June 25, 2013, we announced that we had authorized a stock repurchase program permitting us to repurchase shares of our common stock over the next six to 12 months. The shares are to be repurchased from time to time in open market transactions or in privately negotiated transactions in our discretion. A total of 1,785,900 shares were repurchased in June and July 2013.  We have not purchased any shares under this program since July 2013 and terminated the stock repurchase program in the quarterly period ended November 30, 2014. The shares repurchased as listed above have not yet been returned to authorized but unissued status, but upon doing so, will result in us having outstanding 1,527,480,294 shares of common stock.

Cash Flows from Operating Activities. For the six months ended February 28, 2014, we had net cash used by operating activities of $289,827 as compared to net cash provided by operating activities of $15,243 in the six months ended February 29, 2013.

Cash Flows from Investing Activities. For the six months ended February 28, 2014, we had net cash used in investing activities of $1,264 as compared to $0 net cash used in investing activities in the six months ended February 29, 2013.

Cash Flows from Financing Activities. For the six months ended February 28, 2014, we had net cash provided by financing activities of $290,664 as compared to $0 net cash provided by financing activities in the six months ended February 29, 2013.

Three Months Ended February 28, 2014 Compared to the Three Months Ended February 29, 2013

Revenues. During the three months ended February 28, 2014 revenues were $7,245, a decrease of $52,346 from $59,591 for the three months ended February 29, 2013.

Cost of Sales. During three months ended February 28, 2014, we incurred Cost of Sales of $6,708 compared to $33,434 incurred during the three months ended February 29, 2013 (a decrease of $26,726).

Gross Profit. Gross Profit decreased by $25,620 from $26,157 during the three months ended February 29, 2013 to $537 during the three months February 28, 2014.

Operating Expenses. During the three months ended February 28, 2014, we incurred operating expenses of $142,917 compared to $33,901 incurred during the three months ended February 28, 2014, an increase of $109,016.  This increase occurred primarily due to greater general and administrative costs.

Net Loss. Our net loss for the three months ended February 28, 2014 was a net loss of $1,074,399 before taxes compared to a net loss of $7,744 before taxes during the three months ended February 29, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our Chief Executive Officer/ Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of February 28, 2014.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of February 28, 2014.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2014.  In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  While this assessment is not formally documented, management concluded that, as of February 28, 2014, our internal control over financial reporting is not effective based on those criteria.

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
•
Documentation of proper accounting procedures is not present and fundamental elements of an effective control environment were not present as of February 28, 2014, including formalized monitoring procedures.

•
While we have five officers, there is still no segregation of duties with respect to internal controls, no management oversight, and no additional persons reviewing control documentation, and no control documentation is being produced at this time.

NO CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this Quarterly Report, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

On May 13, 2013, George Sharp (“Plaintiff”) filed a Complaint in San Diego Superior Court, Central District, Case No. 37-2013-00048310-CU-MC-CTL, against 14 companies, including us (collectively, “Defendants”).  We were served with the Complaint on May 23, 2013.  The Complaint alleges that the Plaintiff received unsolicited promotional emails being sent by Defendant, Victory Mark Corp. Ltd., discussing the other 13 corporate Defendants, including us.  The Plaintiff is seeking liquidated damages in the amount of $1,000 for each email he received for a total of $1,204,000 collectively for all Defendants.  We have responded to discovery propounded by the Plaintiff and are awaiting Plaintiff’s response to our discovery request.

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

The disclosures in “Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds” below regarding the settlements with AGS Capital Group, LLC (“AGS”) and with IBC Funds, LLC (“IBC”) are incorporated herein by this reference.

Item 1A. Risk Factors.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed below and on our Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on January 27, 2014, we have not made any sales of unregistered equity securities during the quarterly period ended February 28, 2014.

Transaction with Asher Enterprises, Inc. (“Asher”)

On January 7, 2014, we entered into a 8% Convertible Promissory Note (the “Asher Note”) and  Securities Purchase Agreement (the “Asher SPA”) with Asher in the principal amounts of $32,500.  These agreements were substantially in the form of our previous agreements with Asher filed as Exhibits 4.9 and 4.10 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013, and the following description of the Asher SPA and Asher Note are qualified in their entirety by reference to the full text of such exhibits.

The Asher Note is due approximately one year from its issuance.  If we fail to pay the principal or interest when due, an amount equal to the outstanding principal amount due plus unpaid interest and other fees and amounts due is due and payable by us (the “Default Sum”), and a default interest rate of 22% shall apply.  Other events of default (other than failure to issue shares upon conversion, as discussed below), require the payment of 150% of the Default Sum, payable in cash or in shares.  We may prepay the Asher Note following issuance at rates starting at 120% of all amounts owed under such Asher Note for the first 30 calendar days after issuance, and increasing by 5% for each subsequent 30 calendar day period; provided, however, that we may not prepay the Asher Note after 180 calendar days after its issuance.

The Asher Note is convertible at a conversion price equal to 58% of the average of the three lowest closing bid prices during the ten days prior to conversion; provided, however, that the conversion price time frame remains constant at the public announcement of certain major events until such time as the announced events are consummated or terminated.

This conversion price is subject to adjustment for issuances of securities at a lower issuance price.  In addition, if we fail to issue stock to Asher within three business days of receipt of a notice of conversion, we must pay a $2,000 per day penalty, which will be added to the principal of the Asher Note. In addition, the Asher Note will be accelerated and we will be required to pay an amount equal to two times the Default Sum to repay the Asher Note.  Unless Asher gives us 61 calendar days written notice to the contrary, however, Asher may not convert the Asher Note in an amount which would cause Asher to own more than 9.99% of our outstanding common stock.

We have granted Asher a right of first refusal to participate in future offerings conducted within six months of the date of issuance of the Asher Notes.

The Asher Note was issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. Asher has represented to us that it is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

Further Consideration Received under Notes Issued to GEL Properties, LLC (“GEL”)

On January 24, 2014, we agreed with GEL to reduce the second of four $75,000 Secured Promissory Note issued by GEL to us (each, a “GEL Payment Note”) as consideration the second of four $75,000 6% Convertible Redeemable Secured Notes (each, a “Back End Note”) issued by us to GEL in the form filed as Exhibit 4.12 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013, to $35,000 and extend the maturity date of the amended GEL Payment Note to April 24, 2014, and received the remaining $40,000 GEL Payment Note in March 2014 to complete the originally contemplated $75,000 tranche.

The GEL Payment Notes are secured by the $75,000 cash value interest in a life insurance policy assigned to GEL by its member, or other collateral with an equivalent or greater cash value.  If we do not meet the current information requirement under Rule 144 of the Securities Act of 1933, however, GEL may offset the amounts owing under the GEL Payment Note from the amount owed by us to GEL.

Pursuant to the above, the second of four Back End Notes was funded.  This note and the note issued by us to GEL on March 20, 2013 as disclosed under “Part II Item 5. Other Information” are in substantially the form as the Form of Back-End Notes filed as Exhibit 4.12 with the SEC on February 20, 2014, and the following description of this notes and the March 20, 2013 note are qualified in their entirety by reference to the full text of such exhibits.

The Back End Notes are due and payable on May 24, 2015, with interest payable in shares of our common stock. If we fail to repay the Back End Notes when due, or if other events of default thereunder apply, a default interest rate of 24% per annum will apply. In addition, if we fail to issue unrestricted stock to GEL within three business days of receipt of a notice of conversion, we must pay a $250 per day penalty, which fee increases to $500 per day beginning on the tenth day.

We may redeem the Back End Notes with a payment of 150% of the outstanding principal amount, and are required to redeem the Back End Notes upon certain sales events as set forth in the Back End Notes.

The Back End Notes are convertible into shares of our common stock at a conversion price equal to 70% of the lowest closing bid price of our common stock for the five trading days on or prior to the date upon which notice of conversion is received.

The Back End Notes were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. We believe that GEL is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

Settlement Agreement with AGS

On January 30, 2014, we entered into a Settlement Agreement and Release (the “AGS Settlement”) with AGS to settle an action brought by AGS against us in the Circuit Court of the Second Judicial Circuit, Leon County, Florida (the “Court”) for our failure to pay certain invoices (the “Invoices”) purchased by AGS from certain creditors of ours, including (i) $17,901.30 owed by us to Active Media Publishing, LLC, an entity controlled by Benny R. Powell, an officer and director of us; and (ii) $56,352 owed by us to Glass House Graphics, a sole proprietorship owned by David Campiti an officer and director of us.  Following a fairness hearing pursuant to Section 3(a)(10) of the Securities Act of 1933, the Court approved and we concurrently issued to AGS a 12% Convertible Promissory Note in principal amount of $149,129.50 (the “December AGS Note”) as payment in full of the Invoices.

The principal balance along with any unpaid interest and other costs, fees or charges under the December AGS Note is due and payable on December 30, 2014.

If we fail to repay the December AGS Note when due, or if other events of default thereunder apply, 150% of sum of the outstanding principal along with any unpaid interest and other costs, fees or charges under the December AGS Note immediately prior to such default shall become immediately due and payable, and the December AGS Note will accrue interest at the maximum amount of interest available under state law during the default on a note.  In addition, if we fail to issue stock to AGS within three trading days of receipt of a notice of conversion, we must pay a penalty equal to the greater of (i) $2,000 per day; or (ii) 100% of the product of (A) the number of shares to which AGS was entitled that were not issued on a timely basis; and (B) the closing sale price of the common stock on the trading day immediately preceding the last day for us to timely issued the shares.  The balance due under the December AGS Note will also increase if that our shares are not DWAC eligible at the time of conversion.

The December AGS Note is convertible into shares of our common stock at a price equal to 40% of the average daily closing bid prices for the 30 trading days immediately prior to the conversion date.  Provided, however, that an additional 10% discount shall apply if we are late with any of our filings with the SEC, and another 20% discount shall apply if we are late with another filing after curing the first late filing.  This conversion price of the December AGS Note is subject to adjustment for issuance of securities for a consideration per share lower than the above conversion price.  Unless AGS gives us 61calendar days written notice to the contrary, however, AGS may not convert the December AGS Note in an amount which would cause AGS to own more than 4.99% of our outstanding common stock.  In no case may AGS convert the December AGS Note in an amount which would cause AGS to own more than 9.99% of our outstanding common stock.

Under the December AGS Note, we are also prohibited from issuing any securities whose purchase, conversion or exercise price is determined using any floating discount or other post-issuance adjustable discount to the market price of our common stock.

We may redeem the December AGS Note with a payment of 150% of the outstanding principal amount and any unpaid interest thereon upon 20 trading days’ notice if certain conditions related to our performance under the December AGS Note and our ability to issue shares without restrictive legend are met.

We have granted demand registration rights for shares issuable under the December AGS Note.

On January 8, 2014, we issued an 18% Convertible Promissory Note in principal amount of $19,000 (the “January AGS Note”; together with the December AGS Note, the “AGS Notes”) to AGS.  Other than the initial interest rate and as set forth below, the January AGS Note is substantially the same in terms to the December AGS Note.  The January AGS Note matures on January 8, 2015 and is initially convertible into shares of our common stock at a price equal to 60% of the average daily closing bid prices for the 50 trading days immediately prior to the conversion date.  We are prohibited from threatening or entering into litigation with AGS under the January AGS Note, and have released AGS from any past, current or future claims we have or may have against AGS.

See descriptions of the AGS Notes above.  The December AGS Note was issued to AGS pursuant to the exemption from registration set forth in Section 3(a)(10) of the Securities Act.  The January AGS Note was issued to AGS pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  We believe that AGS is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

Settlement Agreement with IBC

On February 5, 2014, we entered into a Settlement Agreement and Release (the “IBC Settlement”) with IBC to settle an action brought by IBC against us in the Circuit Court of the Twelfth Judicial Circuit, Saratosa County, Florida (the “Court”) for our failure to pay certain invoices (the “Invoices”) purchased by IBC from certain creditors of ours, none of whom were related parties of us or our affiliates.  Following a fairness hearing pursuant to Section 3(a)(10) of the Securities Act of 1933, the Court approved and we issued to IBC 7,500,000 shares of common stock as payment in full of the Invoices and agreed to issue to IBC in one or more tranches as necessary that certain number of shares equal to the $102,000 owed under the Invoices divided by the IBC Repayment Price (as defined below) (the “Repayment Obligation”).  IBC and we agreed that IBC does not intend to own more than 9.99% of our outstanding common stock at any time (the “Limitation”).

The IBC Repayment Price shall be 55% of the lowest sale price average daily closing bid prices for the 20 trading days immediately prior to a share request; provided, however, that the valuation period shall be extended where (i) the issuance requested must be made in tranches to comply with the Limitation; or  (ii) a subsequent share request is made.  Further provided, that in the event that at any time during the valuation period the market price is below 90% of the market price on the day before the first tranche hereunder, we are required to issue to IBC such additional shares as necessary to effect the purposes of the IBC Settlement (each, an “Additional Issuance”).  At the end of the Valuation Period, if the sum of the issuances made are greater than the Repayment Obligation, IBC shall promptly deliver any remaining shares to us or our transfer agent for cancellation.

In addition, if we fail to issue stock to IBC within three trading days of a share request, we must pay a penalty equal to the greater of (i) $1,000 per day until the delinquency is cured.

Under the IBC Settlement, we are also prohibited from entering into a transaction under Section 3(a)(10) of the Act or similar transaction with any party other than IBC for the later of (i) 180 days from the date of the IBC Settlement; or (ii) IBC’s final sale of all shares of stock issued under the IBC Settlement.

The IBC Note was issued to IBC pursuant to the exemption from registration set forth in Section 3(a)(10) of the Securities Act.

The foregoing description of the IBC Settlement is qualified in its entirety by reference to the full text of the IBC Settlement as filed as Exhibit 4.4 hereto.

Additional Funds Received under Promissory Note with JMJ Financial (“JMJ”)

As of February 2014, we received an additional $25,000 installment under our promissory note with JMJ dated June 13, 2013 which was filed as Exhibit 4.3 to our Annual Report on Form 10-K filed on February 20, 2014 (the “JMJ Note”), under which JMJ may lend to us an aggregate amount of $335,000 with a $35,000 original issue discount.  The following description of the JMJ Note is qualified in its entirety to the full text of the JMJ Note as filed as Exhibit 4.3 to our Annual Report on Form 10-K filed on February 20, 2014.

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

Conversions of Debt

From December 2013 through January 2014, Iconic Holdings, LLC converted a portion of the principal and interest owed to it under Secured Convertible Notes substantially in the form filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 20, 2013 into an aggregate of 44,949,897 shares of our common stock.

From December 2013 through February 2014, GEL converted a portion of the principal and interest owed to it under a $50,000 6% Convertible Redeemable Note filed as Exhibit 4.11 to our Annual Report on Form 10-K filed with the SEC on February 20, 2014 into an aggregate of 33,649,197 shares of our common stock.

From January through February 2014, JMJ Financial converted a portion of the principal and interest owed to it under a promissory note filed as Exhibit 4.13 to our Annual Report on Form 10-K filed with the SEC on February 20, 2014 into an aggregate of 11,500,000 shares of our common stock.

From January through February 2014, Typenex Co-Investment, LLC converted a portion of the principal and interest owed to it under a Secured Convertible Promissory Note filed as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on January 27, 2014 into an aggregate of 25,890,776 shares of our common stock.

In February 2014, WHC Capital, LLC converted a portion of the principal and interest owed to it under a 12% Secured Convertible Debenture filed Exhibit 4.6 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013 into an aggregate of 27,300,000 shares of our common stock.

In February 2014, IBC converted $26,125 in Repayment Obligations owed to it under the IBC Settlement filed as Exhibit 4.4 hereto into an aggregate of 22,500,000 shares of our common stock.

In February 2014, AGS converted a portion of the principal and interest owed to it under the AGS Notes filed as Exhibits 4.2 and 4.3 hereto into an aggregate of 54,992,695 shares of our common stock.

In February 2014, JSJ Investments, Inc. converted $28,875 in principal and interest owed to it under a $27,500 convertible note filed as Exhibit 4.7 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013 into an aggregate of 16,041,667 shares of our common stock.

All conversions were performed pursuant to the terms of the underlying convertible debt.

Stock Repurchase Plan

On June 25, 2013, we announced that we had authorized a stock repurchase program permitting us to repurchase shares of our common stock over the next six to 12 months.  This stock repurchase program has been terminated in the quarterly period ended November 30, 2013.

1,785,900 shares repurchased under the stock repurchase program prior to the quarterly period ended February 28, 2014 have not yet been returned to authorized but unissued status, but upon doing so, will result in us having outstanding 1,523,908,494 shares of common stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amendment to Certificate of Incorporation

On January 29, 2014, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State increasing the authorized number of shares of our common stock from 900,000,000 to 3,000,000,000, as approved by our stockholders and Board of Directors as disclosed in our Definitive Information Statement on Schedule 14(c) on January 6, 2013.

8% Convertible, Redeemable Note to LG Capital Funding, LLC (“LG”)

On March 5, 2014, we issued a $53,000 8% convertible, redeemable note (the “LG Note”) to LG with an original issue discount covering $3,000 in LG’s legal fees in connection with the LG Note.  The LG Note is due and payable on March 5, 2015, with interest payable in shares of our common stock.  If we fail to repay the LG Note upon maturity, a default interest rate of 24% shall also apply from such date, or at the highest rate permitted by law.  We may redeem the LG Note with a payment of 150% of the outstanding principal amount during the first 180 days of the LG Note, and are required to redeem the LG Note upon certain sales events as set forth in the LG Note.

The LG Note is convertible after the running of the applicable Rule 144 holding period without restrictive legend into shares of our common stock at a conversion price equal to 55% of the lowest closing bid price of our common stock as reported on the OTCQB for any of the ten trading days prior to and including the date upon which notice of conversion is received.

The LG Note was issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. We believe that LG is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

The disclosure above is qualified in its entirety by reference to the full text of the LG Note as filed as Exhibit 4.5 hereto.

Further Amounts Received under Note to GEL

On April 2, 2014, we received funding of the third of four $75,000 Back End Notes in the form filed as Exhibit 4.12 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013.  The disclosures regarding the Back End Notes contained in “Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” are incorporated herein by reference.

Conversions of Debt

In March 2014, AGS converted a portion of the principal and interest owed to it under the AGS Notes filed as Exhibits 4.2 and 4.3 hereto into an aggregate of 124,401,880 shares of our common stock.

In March 2014, IBC converted $76,235.00 in Repayment Obligations owed to it under the IBC Settlement filed as Exhibit 4.4 hereto into an aggregate of 140,077,922 shares of our common stock.

In March 2014, Typenex Co-Investment, LLC converted $69,661 in principal and interest owed to it under a Secured Convertible Promissory Note filed as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on January 27, 2014 into an aggregate of 81,002,267 shares of our common stock.

In March and April 2014 prior to the date of this Quarterly Report, JMJ Financial converted $47,161.67 in principal and interest owed to it under a promissory note filed as Exhibit 4.13 to our Annual Report on Form 10-K filed with the SEC on February 20, 2014 into an aggregate of 116,747,628 shares of our common stock.

In March and April 2014 prior to the date of this Quarterly Report, GEL converted a portion of the principal and interest owed to it under a $50,000 6% Convertible Redeemable Note filed as Exhibit 4.11 to our Annual Report on Form 10-K filed with the SEC on February 20, 2014 into an aggregate of 89,946,818 shares of our common stock.

In March and April 2014 prior to the date of this Quarterly Report, WHC Capital, LLC converted a portion of the principal and interest owed to it under a 12% Secured Convertible Debenture filed Exhibit 4.6 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013 into an aggregate of 162,772,845 shares of our common stock.

In April 2014 prior to the date of this Quarterly Report, Asher converted $46,000 in principal and interest owed to it under convertible promissory notes in substantially the form  filed as Exhibit 4.9 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013 into an aggregate of 51,685,393 shares of our common stock.

All conversions were performed pursuant to the terms of the underlying convertible debt.

Issuances to Integrity Media, Inc. (“IMI”)

In April 2014 prior to the date of this Quarterly Report, we issued an aggregate of 14,541,570 shares to IMI as required by our Service Agreement, as amended, with IMI as disclosed in our Annual Report on Form 10-K filed February 20, 2014.

Related Party Transactions

Printing services for our print form titles will be done by Active Media Publishing LLC (“Active Media”), an entity controlled by Benny R. Powell, our Chief Executive Officer, President, Chief Financial Officer, and Secretary, and a member of the Board.  In the quarterly period ended February 28, 2014, we advanced purchased print media in the amount $43,365 from Active Media.

We offer our titles through our Keenspot sites at no charge and share revenuse rom advertising with Keenspot, a general partnership co-founded by Chris Crosby, our Chief Technology Officer and a member of the Board.  In the quarterly period ended February 28, 2014, Keenspot was paid or accrued commissions in the amount of $492.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Amendment to Articles of Incorporation of the Registrant filed with the Nevada Secretary of State on January 29, 2014.

4.1	Settlement Agreement and Release between AGS Capital Group, LLC and the Registrant dated December 30, 2013.

4.2	12% Convertible Promissory Note Dated December 30, 2013 between the Registrant and AGS Capital Group, LLC.

4.3	18% Convertible Promissory Note Dated January 8, 2014 between the Registrant and AGS Capital Group, LLC.

4.4	Settlement Agreement and Release with IBC Funds, LLC dated February 5, 2014.

4.5	8% Convertible, Redeemable Note between the Registrant and LG Capital Funding, LLC dated as March 5, 2014

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

(1) Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED GIANT ENTERTAINMENT, INC.

Date: April 21, 2014	By:	/s/ Benny Powell
Benny Powell
Chief Executive Officer & Principal Executive Officer, Chief Financial Officer & Principal Financial Officer