Form 10-Q/A
period 2014-02-28
Red Giant Entertainment, Inc.
filed 2014-05-05
CIK 1411179

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 (this “Amendment”) to our Report on Form 10-Q originally filed on April 16, 2014 is made solely to (i) revise “Note 8 – Business Sections” to our unaudited financial statements to disclose the revenues, cost of sales and gross margin from our service offerings for the three months ended February 28, 2014 separately from the respective figures for the six months ended February 28, 2014, as well as add comparison data for the three and six months ended February 28, 2013; and(ii) revise “Note 10 – Subsequent Events” to our unaudited financial statements and “Part II, Item 5. Other Information” to (a) disclose the issuance of 25,000,000 stock options to our officers and directors; and (b) add additional disclosure re: the amount of principal and interest converted in certain debt conversions.  The financial statements and disclosures herein do not reflect events that may have occurred subsequent to April 16, 2014, the original date of filing, and do not modify or update any filings made with the Securities and Exchange Commission after April 16, 2014.

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

NOTE 8 – BUSINESS SEGMENTS

The Company generates revenues from three service offerings: Advertising, Book publishing and Creative. The Company’s management measures its performance by revenue lines and does not allocate its selling, general and administrative expenses to each revenue offering. A summary of the lines of revenue are as follows, for the three and six months ending February 28, 2014 and 2013:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
Revenues
Advertising	$1,037	$1,483	$2,321	$2,622
Book Publishing	$6,208	$42,107	$8,303	$138,655
Creative	-	$16,001	-	$24,251
TOTAL	$7,245	$59,591	$10,624	$165,528

Cost of sales
Advertising	$1,037	$1,284	$2,379	$3,422
Book Publishing	$5,672	$20,551	$6,708	$72,686
Creative	-	$1,600	-	$4,800
TOTAL	$6,709	$23,435	$9,087	$80,908

Gross Margin
Advertising	-	$199	$(58)	$(800)
Book Publishing	$536	$21,556	$1,595	$65,969
Creative	-	$14,401	-	$19,451
TOTAL	$536	$36,156	$1,537	$84,620

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

On March 27, 2014, we issued Incentive Stock Options (as defined in Section 422A of the Internal Revenue Code of 1986) to purchase 5,000,000 shares of our common stock at a price of $0.0053 per share under our 2013 Stock Option Plan to Benny Powell, one of our officers and directors.  On March 27, 2014, we issued nonstatutory stock options to purchase 5,000,000 shares of our common stock at a price of $0.0048 per share under our 2013 Stock Option Plan to each of David Campiti, Chris Crosby, Isen Robbins and Aimee Schoof, each of whom is an officer and director of us.

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

In February 2014, WHC Capital, LLC converted $52,552.50 in principal and interest owed to it under a 12% Secured Convertible Debenture filed Exhibit 4.6 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013 into an aggregate of 27,300,000 shares of our common stock.

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

Issuance of Stock Options to Officers and Directors

On March 27, 2014, we issued Incentive Stock Options (as defined in Section 422A of the Internal Revenue Code of 1986) to purchase 5,000,000 shares of our common stock at a price of $0.0053 per share under our 2013 Stock Option Plan to Benny Powell, one of our officers and directors.  On March 27, 2014, we issued nonstatutory stock options to purchase 5,000,000 shares of our common stock at a price of $0.0048 per share under our 2013 Stock Option Plan to each of David Campiti, Chris Crosby, Isen Robbins and Aimee Schoof, each of whom is an officer and director of us.

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

In March and April 2014 prior to the date of this Quarterly Report, WHC Capital, LLC converted $94,312.71 in principal and interest owed to it under a 12% Secured Convertible Debenture filed Exhibit 4.6 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013 into an aggregate of 232,593,525 shares of our common stock.

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

3.1
Certificate of Amendment to Articles of Incorporation of the Registrant filed with the Nevada Secretary of State on January 29, 2014, which is incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 21, 2014.

4.1
Settlement Agreement and Release between AGS Capital Group, LLC and the Registrant dated December 30, 2013, which is incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 21, 2014.

4.2
12% Convertible Promissory Note Dated December 30, 2013 between the Registrant and AGS Capital Group, LLC, which is incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 21, 2014.

4.3
18% Convertible Promissory Note Dated January 8, 2014 between the Registrant and AGS Capital Group, LLC, which is incorporated herein by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 21, 2014.

4.4
Settlement Agreement and Release with IBC Funds, LLC dated February 5, 2014, which is incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 21, 2014.

4.5
8% Convertible, Redeemable Note between the Registrant and LG Capital Funding, LLC dated as March 5, 2014, which is incorporated herein by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 21, 2014.

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

RED GIANT ENTERTAINMENT, INC.

Date: May 5, 2014	By:	/s/ Benny Powell
Benny Powell
Chief Executive Officer & Principal Executive Officer, Chief Financial Officer & Principal Financial Officer