Form 10-Q
period 2014-05-31
Red Giant Entertainment, Inc.
filed 2014-07-23
CIK 1411179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period May 31, 2014

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

As of July 18, 2014, there were 2,171,534,973 shares of the Company's common stock, $0.001 par value per share, issued and outstanding.

Red Giant Entertainment, Inc.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Red Giant Entertainment, Inc.
Consolidated Balance Sheets

	May 31,	August 31,
	2014	2013
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$44,865	$14,937
Inventory	76,845	52,107
Prepaid and other current assets	11,000	82,000
Total Current Assets	132,710	149,044

Property and equipment, net of accumulated depreciation of $3,132 and $996, respectively	22,423	10,548

Intangible assets, net of accumulated amortization of $34,989 and $23,100, respectively	39,261	51,150

TOTAL ASSETS	$194,394	$210,742

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$13,000	$-
Accrued expenses	63,900	88,000
Due to related parties	41,251	39,187
Convertible notes payable	153,496	81,397
Derivative liability, notes	1,910,561	1,339,599
Derivative liability, warrants	403,800	355,800
Total Current Liabilities	2,586,008	1,903,983

Note payable	-	24,314

TOTAL LIABILITIES	2,586,008	1,928,297

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.0001 par value
0 shares issued and outstanding	-	-
Common stock: 3,000,000,000 authorized; $0.0001 par value
1,900,895,577 and 434,922,000 shares issued and outstanding	190,089	43,492
Additional paid in capital	5,755,968	43,053
Treasury stock, at cost; 1,785,900 shares	(55,000)	(55,000)
Accumulated deficit	(8,282,671)	(1,749,100)
Total Stockholders' Deficit	(2,391,614)	(1,717,555)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$194,394	$210,742

See accompanying notes to unaudited consolidated financial statements

Red Giant Entertainment, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2014	2013	2014	2013

Revenues	$6,457	$130,125	$17,081	$295,653
Cost of sales	932	25,865	10,019	106,773
Gross profit	5,525	104,260	7,062	188,880

Operating Expenses
Selling and marketing	140,385	3,315	212,234	7,106
Compensation	209,820	30,354	241,782	48,929
Professional	48,560	19,490	104,324	44,190
General and administration	87,851	15,639	197,183	19,037
Depreciation and amortization	2,403	1,630	14,025	4,888
Total operating expenses	489,019	70,428	769,548	124,150

Net income (loss) from operations	(483,494)	33,832	(762,486)	64,730

Other income (expense)
Interest expense	(693,061)	-	(867,114)	-
Gain (loss) on Change in derivative	82,496	-	(314,462)	-
Gain (loss) on settlement of liabilities and derivative valuation	(3,996,268)	-	(4,589,509)	-

Net income (loss)	$(5,090,327)	$33,382	$(6,533,571)	$64,730

Basic and dilutive loss per share	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average number of shares outstanding	1,356,535,516	434,922,000	775,563,224	434,922,000

See accompanying notes to unaudited consolidated financial statements

Red Giant Entertainment, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	May 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,533,571)	$64,730
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	14,025	4,888
Stock-based compensation	196,303	-
Amortization of deferred financing costs	867,114	-
Change in derivatives	314,462	-
Settlement of liabilities and derivatives valuation	4,589,509	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Inventory	(24,738)	(39,092)
Prepaid expenses and other assets	71,000	(30,069)
Increase (decrease) in operating liabilities:
Accounts payable	13,000	-
Accrued expenses	(9,729)	633
Total adjustments	6,030,946	(63,640)
Net Cash (Used in) Provided By Operating Activities	(502,625)	1,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(14,011)	-
Net Cash (Used in) Investing Activities	(14,011)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loans, net	2,064	-
Proceeds from Loan(s), net of expenses	544,500	-
Net Cash (Used in) Provided by Financing Activities	546,564	-

Net increase (decrease) in cash and cash equivalents	29,928	1,090
Cash and cash equivalents, beginning of period	14,937	269
Cash and cash equivalents, end of period	$44,865	$1,359

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing and investing transactions:
Debt converted to equity	$1,071,180	$-
Accrued interest converted to equity	$2,520	$-

See accompanying notes to unaudited consolidated financial statements

Red Giant Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
As of May 31, 2014 and August 31, 2013 and
for the three and nine months ended May 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Red Giant Entertainment LLC (the “LLC”) was formed in the State of Florida, U.S.A., on January 1, 2011.  On May 9, 2012, the LLC incorporated and changed its name to Red Giant Entertainment, Inc. (“RGE”).   The LLC was originally a publishing company, but has expanded its operations to include mass media and graphic novel artwork development.

On June 11, 2012, Castmor Resources Ltd., a Nevada corporation  entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with RGE, and Benny Powell, who had owned 100% of the issued and outstanding shares in RGE.  Pursuant to the terms and conditions of the Share Exchange Agreement, RGE exchanged 100% of the outstanding shares in RGE for forty million (40,000,000; 240,000,000 post-split) newly-issued restricted shares of the Company’s (Castmor Resources Ltd.) common stock.  Due to the recapitalization and reverse merger with Castmor Resources Ltd., 32,487,000 shares (194,922,000 post split) were issued by Castmor Resources Ltd., which changed its name to Red Giant Entertainment, Inc.  (the “Company”).  The Company subsequently approved a 6 to 1 forward stock split of all shares of record in June, 2012.  The Company’s fiscal year end is August 31.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ending August 31, 2013 and the notes thereto and other information in our annual report on Form 10-K/A, filed with the Securities and Exchange Commission on February 20, 2014.

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

Fair Value Measurements
Topic 820 in the Accounting Standards Codification (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy is as follows:

•	Level 1 inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
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

Inventory
As of May 31, 2014, inventory consisted of physical copies of published books, as well as artwork that is used for digitally distributed works for advertising revenue and future publications.  The inventory is valued at the cost to produce, on a first-in-first-out (FIFO) basis.

Long-lived Assets

Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost and capitalized.  Depreciation is calculated on a straight-line basis over the estimated useful life of the asset.  The Company currently has equipment being depreciated for estimated lives of three to five years.  Depreciation for the three and nine months ended May 31, 2014 and 2013 was $940, $166, $2,136 and $498, respectively.

Intangible Property
Intellectual property, including patents and other intangible assets have been capitalized and recorded at their fair value historical cost.  The Company’s intellectual property consists of graphic novel artwork and was contributed in January 2011 by a stockholder to the Company and valued at $29,250, which was determined based on the shareholder’s historical costs for art and printing. The intangible is being amortized over its life of five years.  The Company acquired website and other intangible assets in the acquisition of a subsidiary in March 2013, valued at the fair market value of stock exchanged by a shareholder, valued in the amount of $45,000.  Amortization is calculated on a straight line basis over the estimated useful life of three years.  Amortization for the three and nine months ended May 31, 2014 and 2013was $1,463, $1,464, $11,889 and $4,390, respectively

Long-lived Assets Impairment
Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360, Property, Plant and Equipment.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the assets will be written down to fair value.  Fair value is generally determined using a discounted cash flow analysis.  Based upon its most recent analysis, the Company believes that no impairment of property existed at May 31, 2014 and August 31, 2013.

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

Publishing Revenue comes from the following sources:

o	Kickstarter Campaigns: These are presales for books and revenue is recognized only once the books arrive and are shipped to the buyers.
o	Direct Sales: Through our online store, we sell directly to clients and the transactions process through our Paypal account. All orders are shipped immediately and revenue is recognized upon shipment.

Creative Services are artwork, writing, advertising, and other creative endeavors we handle for outside clients.  Revenue is recognized upon completion of the services and collectability is reasonably assured.

Shipping and Handling for purchases are paid directly by the consumer through PayPal.  The Company has not established an allowance for doubtful accounts, as all transactions are handled through PayPal directly by the consumer.

Cost of Goods Sold
Cost of goods sold includes the cost of the creating services for artwork, advertising and books.

Advertising
Advertising costs are expensed as incurred.  The Company expensed advertising costs of $86,105, $65,230, $135,171 and $66,001 for the three and nine month periods ending May 31, 2014 and 2013, respectively.

Stock Based Compensation
The Company issues restricted stock to consultants for various services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.  The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  Stock compensation for the periods presented were issued for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.  The Company has issued shares and warrants to individuals for the purpose of compensation during the three and nine month periods ending May 31, 2014 and 2013, in the amounts of $196,303, $0, $196,303 and $0, respectively.

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

The Company may be assessed penalties and interest related to the underpayment of income taxes.  Such assessments would be treated as a provision of income tax expense on the financial statements.  At May 31, 2014, the tax return for 2011 through 2013 have not been filed.  No income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions.  The Company has not filed a tax return for the new entity.  These filings will be subject to a three year statute of limitations.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

Earnings (Loss) Per Share
The Company follows financial accounting standards, which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  There were approximately 1,545,000,000 common stock equivalents outstanding at May 31, 2014, related to the convertible debt arrangements, which have been excluded from diluted earnings per share since their effect would have been anti-dilutive.

NOTE 3 - GOING CONCERN

The Company is currently generating revenues from operations insufficient to meet its operating expenses.  The Company has incurred losses, resulting in an accumulated deficit. Additionally, the Company has negative cash flows from operations and negative working capital.  Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities, as well as a strategic or other transaction, to obtain additional funding to continue the development of, and successfully commercialize, its products.  There can be no assurance that the Company will be successful in its efforts and this raises substantial doubt about the Company’s ability to continue as a going cocern.  Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition will be materially and adversely harmed, and the Company will be unable to continue as a going concern.

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

NOTE 4 - CONVERTIBLE NOTES PAYABLE

The Company entered into lending arrangements with several lending institutions, each with convertible features.  The Company evaluated the terms of the convertible notes, with remaining outstanding face values totaling $421,450, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging – Contracts in Entity’s Own Stock.  The Company determined that the conversion features meet the definition of a liability and therefore bi-furcated the conversion feature and accounted for it as a separate derivative liability.  The Company recognized a debt discount on the notes on the origination date.  The debt discount was recorded as reduction (contra-liability) to the Convertible Notes Payable.  The debt discount is being amortized over the term of the notes.  Additionally, the notes called for an immediate withholding of service charges, which have been treated as an original issue discount or deferred financing costs, a contra-liability charge, which is to be amortized as finance cost over the life of the loan.  Interest expense, in the amount of $693,061 and $867,114, was recognized for the three and nine month period ended May 31, 2014.

A derivative liability, in the amount of $1,910,561 has been recorded, as of May 31, 2014, related to the convertible notes.  The Company recognized a change in the derivative liability, resulting in a loss in the amount of $82,496 and $314,462 for the three and nine month periods ending May 31, 2014.  The derivative value was calculated using the Black-Scholes method.  Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	0.06%
Expected lives (years)	0.265
Expected price volatility	441.7%
Forfeiture Rate	0.0%

Summary of Convertible Notes Payable:

Original value	$421,450
Deferred finance cost	(55,028)
Unexpired debt discount	(212,926)
$153,496
Less current portion of debt	153,496
Non-current	$--

NOTE 5 – CAPITAL STOCK

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

The Company issued warrants to purchase approximately 37,166,700 shares of common stock, at a strike price of $.015 per share, in association with a financing arrangement.  Warrants may be exercised on a cashless basis.  The company valued these warrants using the Black-Scholes method, resulting in an interest expense of $355,800 and a corresponding derivative liability.

In March 2013, the Company’s majority shareholder issued 500,000 common shares held personally for the acquisition of its subsidiary, CosmicGenesis, valued at a fair market value of $45,000, considered to be the fair value of the website created and acquired.  The fair value of the common shares were recognized as a contribution to capital.

During the three and nine month periods ending May 31, 2014, the Company issued 1,202,602,616 and 1,451,432,007 shares of its common stock in upon conversion of $666,180 and $1,071,180 of convertible notes payable, respectively.  The Company recognized a loss in the amount of $3,996,268 and $4,589,509, respectively, resulting from the excess in the fair market value of the stock above that of the retired debt.

During the three month period ending May 31, 2014, the Company issued 14,541,570 common shares to a vendor in exchange for services.  The services were valued at the fair market value of the shares at the date of the exchange, resulting in a charge to operations in the amount of $148,324.

On March 27, 2014, the Company issued non-statutory stock options to officers and directors to purchase 5 million shares each of common stock each at an exercise price of $.0048, the trading price at the date of the issuance.  Theseoptions were valued at $23,990 using the Black-Scholes Model.  On the same day an additional 5 million Incentive Stock Options (as defined in Section 422A of the Internal Revenue Code of 1986) (“ISOs”) were issued to the Chief Executive Officer at an exercise price of $.0053.  The ISOs were valued at $23,989.   Assumptions in the model used in both issuances: historical volatility of 313.78%; life of 5 years; and a risk free rate of 1.7%.

NOTE 6 – RELATED PARTIES

Benny Powell was an officer and director of both parties to the merger.  See Note 1.  Mr. Powell continues as the Company’s Chief Executive Officer and a director post-merger.

The Company purchases print materials through Active Media Publishing, Inc. (“AMPI”), an entity wholly owned by Mr. Powell.  AMPI has certain arrangements with overseas printing companies, whereby the printing is facilitated to the Company.  The Company’s agreement with AMPI states processing is at near cost prices on a non-exclusive basis.  During the nine month periods ending May 31, 2014, the Company purchased print media in the amount of $109,614.

Keenspot, a general partnership co-founded by Chris Crosby, our Chief Technology Officer and a member of our Board of Directors, has been paid or accrued commissions in the amount of approximately $1,409 during the nine month period ending May 31, 2014.

The Company also from time to time have retained Glass House Graphics, a sole proprietorship owned by David Campiti, our Chief Operating Officer and a member of the Board, to provide creative services for us.  The Company paid an aggregate of $14,435 to Glass House Graphics during the nine month period ended May 31, 2014.

As of December 2013, the Company has retained Chris Crosby, one of the Company’s officers and directors, to also serve as web editor for the Company’s webcomics.  Mr. Crosby will be compensated for his web editing services, approximately $1,500 per month, which the Company believes to be substantially less than the compensation the Company would pay for an independent third party to provide such services. The Company has paid an aggregate of $11,900 to Mr. Crosby during the nine month period ended May 31, 2014.

The Company does not own or lease property or lease office space.  The officers of the Company provide office and storage space to the Company at no charge through their other ventures. The fair value of the office and storage is considered immaterial.

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

NOTE 7 – BUSINESS SEGMENTS

The Company generates revenues from three service offerings: Advertising, Book publishing and Creative. The Company’s management measures its performance by revenue lines and does not allocate its selling, general and administrative expenses to each revenue offering. A summary of the lines of revenue are as follows, for the nine months ending May 31, 2014:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2014	2013	2014	2013
Revenues
Advertising	932	2,216	3,254	4,838
Book Publishing	5,525	70,761	13,827	209,416
Creative	-	57,148	-	81,399
TOTAL	6,457	130,125	17,081	295,653

Cost of sales
Advertising	932	3,861	3,312	7,283
Book Publishing	5,525	18,424	6,707	91,110
Creative	-	3,580	-	8,380
TOTAL	6,457	25,865	10,019	106,773

Gross Margin
Advertising	-	(1,645)	(58)	(2,445)
Book Publishing	-	52,337	7,120	118,306
Creative	-	53,568	-	73,019
TOTAL	-	104,260	7,062	188,880

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to May 31, 2014, we have issued shares of common stock as follows:

•
On June 4, 2014, we issued 54,685,981 shares of common stock to LG Capital Funding, LLC to convert $32,811.59 in principal and interest due under the 9% Convertible Redeemable Note dated October 2, 2013 (the "2013 LG Note") filed as Exhibit 4.8 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013. The issuance was made pursuant to a May 27, 2014 notice of conversion and fully paid off the 2013 LG Note.

•
On June 6, 2014, we issued 38,197,717 shares of common stock to Iconic Holdings, LLC to convert $22,918.63 of principal and interest due under the 9.9% Secured Convertible Promissory Note dated April 15, 2013 filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 20, 2013. The issuance was made pursuant to a June 3, 2014 notice of conversion.

•
On June 13, 2014, we issued 30,000,000 to JMJ Financial to convert $15,000 of partial principal and interest due under the Promissory Note filed as Exhibit 4.13 to our Amended Annual Report on Form 10-K/A filed with the SEC on February 20, 2014.The issuance was made pursuant to a June 10, 2014 notice of conversion.

•
On July 10, 2014, we issued 50,000,000 to JMJ Financial to convert $22,500 of partial principal and interest due under the Promissory Note filed as Exhibit 4.13 to our Amended Annual Report on Form 10-K/A filed with the SEC on February 20, 2014. The issuance was made pursuant to a July 8, 2014 notice of conversion.

•
On July 10, 2014, we issued 86,644,000 shares of common stock to WHC Capital LLC to convert $42,888.78 in principal and interest due under the 12% Secured Convertible Debenture filed as Exhibit 4.6 to our Annual Report on Form 10-K filed with the SEC on December 5, 2013. The issuance was made pursuant to a June 18, 2014 notice of conversion.

•
On July 11, 2014, we issued 11,111,698 shares of common stock to GEL Properties, LLC to convert $12,445.12 in principal and interest due under 6% Convertible Redeemable Secured Notes in the form filed as Exhibit 4.12 to our Annual Report on Form 10-K filed with the SEC on February 20, 2014. The issuance was made pursuant to a July 7, 2014 notice of conversion.

Subsequent to May 31, 2014, we have entered into the following convertible debt arrangements:

On June 10, 2014, we issued a $50,000 12% Convertible Note (the "JSJ Note") to JSJ. The JSJ Note is due and payable on December 30, 2014 at a premium of 150% of the principal amount upon approval and acceptance by JSJ Investments; provided, however, that the principal balance of the note is payable on demand. If we fail to repay the JSJ Note on demand, a default interest rate of 12% shall also apply from such date. We may not prepay this Note.  The JSJ Note is convertible into shares of our common stock at a conversion price equal to the lower of 55% of the average of the three lowest trading prices in (i) the 20 trading days prior to the date of conversion; or (ii) the ten trading days prior to the execution of the JSJ Note. If we do not issue shares to JSJ within three business days after receipt of a conversion notice, we will be required to issue an additional 25% shares of the shares in the conversion notice per day beginning on the fourth day following our receipt of a conversion notice. This conversion price is subject to adjustment if we issue any securities convertible into or exercisable for common stock where the aggregate price of purchase and exercise per share is lower than the then-existing conversion price.

On July 11, 2014, we issued another $50,000 12% Convertible Note to JSJ (together with the June 10, 2014 12% Convertible Note, the “JSJ Notes”) with a maturity date of January 11, 2015.  The JSJ Notes are identical in all respects other than the stated maturity date.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from those reported in our Amended Annual Report on Form 10-K/A for our fiscal year ended August 31, 2013, filed with the SEC on February 20, 2014 (our “Fiscal 2013 10-K”).  For more information on our critical accounting policies, see Part II, Item 7 of our Fiscal 2013 10-K.

RESULTS OF OPERATIONS

The Three and Nine Months Ended May 31, 2014 Compared to the Three and Nine Months Ended May 31, 2013

Revenues.  During the three and nine months ended May 31, 2014, revenues were $6,457 and $17,081, an decrease of $123,668 and $278,572 from $130,125 and $295,653 for the three and nine months ended May 31, 2013.  The decrease in revenues was a result of large order in 2013.  During the current year our focus has been on negotiations with large distribution and retail channels in order to expand the overall market for our products, the continuing development of our products and penetration into our market.

Cost of Sales.  During the three and nine months ended May 31, 2014, we incurred cost of sales of $932 and $10,019 compared to $25,865 and $106,773 incurred during the three and nine months ended May 31, 2013, a decrease of $24,933 and $96,754.  Cost of sales decreased due to decreased revenue.

Gross Profits.  Gross profit decreased from $104,260 and $188,880 during the three and nine months ended May 31, 2013 to $5,525 and $7,062 during the three and nine months ended May 31, 2014.  The decrease of $98,735 and $181,818 was largely due to decreased revenues and the continued development of the market for our products.

Operating Expenses.  During the three and nine months ended May 31, 2014, we incurred selling, general and administrative expenses of $489,019 and $769,548 compared to $69,929 and $124,150 incurred during the three and nine months ended May 31, 2013 (an increase of $419,090 and $645,398 or 520%).  Selling, general and administrative expenses include corporate overhead, financial, and administrative services, marketing and professional costs.  Increased expenses for the three and nine month periods ending May 31, 2014 were for marketing, professional fees and payroll.  Additionally, the Company incurred costs, in the amount of $196,303, for stock based compensation.

Income.  Our net income for the three and nine months ended May 31, 2014 was a net losses of $5,090,327 and $6,533,571 compared to a net profits of $34,331 and $64,730 during the three and nine months ended May 31, 2013, an increase loss of $5,124,658 and $6,598,301.  The decrease in net income is primarily attributable to the method of financing, which create charges to other expense items, such as finance costs (interest), derivative charges and losses for the fair market value of our stock, which is in excess of the settled debts.

Liquidity and Capital Resources.

As of May 31, 2014, we had cash or cash equivalents of $44,865, which is the only amount available to us for current expenses until such time as we are able to secure additional investment capital.  The bulk of our assets consist of inventory in the amount of $76,845, prepaid expenses of $11,000, computer equipment (net of depreciation) of $22,423, and intellectual property (net of amortization) of $39,261.

Cash Flows from Operating Activities.  For the nine months ended May 31, 2014, we had net cash used by operating activities of $502,625 as compared to net cash provided by operating activities of $1,090 in the nine months ended May 31, 2013.  The change was due primarily from debt service and the recognition of deferred financing costs (interest).

Cash Flows from Investing Activities.  There was $14,011 cash used by investing activities for the nine months ended May 31, 2014 and no cash was used for the nine months ended May 31, 2013.

Cash Flows from Financing Activities.  For the nine months ended May 31, 2014, we had $546,564 net cash provided by financing activities, primarily from $544,500 received from lending arrangements.  There was no cash provided or used for the nine months ended May 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our Chief Executive Officer/Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2014.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of May 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2014.  In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  While this assessment is not formally documented, management concluded that, as of May 31, 2014, our internal control over financial reporting is not effective based on those criteria.

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
•
Documentation of proper accounting procedures is not present and fundamental elements of an effective control environment were not present as of May 31, 2014, including formalized monitoring procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than issuances of securities as previously disclosed in our Current Reports on Form 8-K filed on May 9, 2014, May 27, 2014 and July 11, 2014, we have issued no unregistered equity securities except as follows:

In May 2014, GEL converted $5,000 of the principal and interest owed to it under 6% Convertible Redeemable Secured Notes in the form filed as Exhibit 4.12 to our Annual Report on Form 10-K filed with the SEC on February 20, 2014 into an aggregate of 50,000,000 shares of our common stock.

In May 2014, LG Capital Funding LLC converted $14,818 of the principal and interest owed to it under a 9% Convertible Redeemable note dated October 2, 2013 in substantially the form filed as Exhibit 4.8 to our Annual  Report on Form 10-K filed with the SEC on December 5, 2013 into 24,696,894 shares of our common stock.

All conversions were performed pursuant to the terms of the underlying convertible debt.

Stock Repurchase Plan

On June 25, 2013, we announced that we had authorized a stock repurchase program permitting us to repurchase shares of our common stock over the next six to 12 months.  This stock repurchase program has been terminated in the quarterly period ended November 30, 2013.

The 1,785,900 shares repurchased under the stock repurchase program prior to the quarterly period ended May 31, 2014 are in process of being returned to authorized but unissued status.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

UNSECURED CONVERTIBLE NOTES TO JSJ INVESTMENTS, INC. ("JSJ")

As previously disclosed on our Current Report on Form 8-K filed with the SEC on July 11, 2014 (the “Prior 8-K”), we issued a $50,000 12% Convertible Note to JSJ on June 10, 2014.  This note is due and payable on December 30, 2014 at a premium of 150% of the principal amount upon approval and acceptance by JSJ, with the principal balance of the note payable on demand, and has a default interest rate of 12% rather than the 10% previously disclosed; provided, however, that the principal balance of the note is payable on demand.  On July 11, 2014, we issued another $50,000 12% Convertible Note to JSJ (together with the June 10, 2014 12% Convertible Note, the “JSJ Notes”) with a maturity date of January 11, 2015.  The JSJ Notes are identical in all respects other than the stated maturity date.  The description below of the JSJ Notes (i) amends the disclosure in the Prior 8-K; (ii) does not purport to be complete; and (iii) is qualified in its entirety by reference to the full text of the copy of the JSJ Note filed as 4.5 hereto, respectively other than with respect to maturity date.

The JSJ Notes are due and payable on their stated maturity dates at a premium of 150% of the principal amount upon approval and acceptance by JSJ ,with the principal balance of the note payable on demand. If we fail to repay the JSJ Notes upon demand, a default interest rate of 12% shall also apply from such date. We may not prepay the JSJ Notes.

The JSJ Notes are convertible into shares of our common stock at a conversion price equal to the lower of 55% of the average of the three lowest trading prices in (i) the 20 trading days prior to the date of conversion; or (ii) the ten trading days prior to the execution of the respective JSJ Note. If we do not issue shares to JSJ within three business days after receipt of a conversion notice, we will be required to issue an additional 25% shares of the shares in the conversion notice per day beginning on the fourth day following our receipt of a conversion notice. This conversion price is subject to adjustment if we issue any securities convertible into or exercisable for common stock where the aggregate price of purchase and exercise per share is lower than the then-existing conversion price.

In addition, if the aggregate price per share of any securities we issue that are convertible into or exchangeable for, directly or indirectly, or exercisable for common stock

The JSJ Notes were issued to JSJ pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. We believe that JSJ is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

CONVERSION OF DEBT

The conversions disclosed in “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” are incorporated herein by this reference.

Item 6. Exhibits.

Exhibit No.	Description

4.1
8% Convertible Redeemable Note dated April 28, 2014 between the Registrant and GEL Properties, LLC, which is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 11, 2014

4.2
Securities Purchase Agreement dated May 30, 2014 between the Registrant and LG Capital Funding, LLC, which is incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 11, 2014

4.3
9% Convertible Note dated May 30, 2014 between the Registrant and LG Capital Funding, LLC (first LG Note), which is incorporated herein by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on July 11, 2014

4.4
9% Convertible Note dated May 30, 2014 between the Registrant and LG Capital Funding, LLC (second LG Note), which is incorporated herein by reference to Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on July 11, 2014

4.5
12% Convertible Note dated June 10, 2014 between the Registrant and JSJ Investments, Inc., which is incorporated herein by reference to Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on July 11, 2014

10.1
Promotion Agreement between the Registrant and Toys "R" Us - Delaware, Inc. dated as of June 16, 2014, which is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on July 11, 2014

10.2
Form of Collateralized Secured Promissory Note between GEL Properties, LLC and the Registrant dated April 28, 2014, which is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on July 11, 2014

10.3
Collateralized Secured Promissory Note between LG Capital Funding, LLC and the Registrant May 30, 2014, which is incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on July 11, 2014

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED GIANT ENTERTAINMENT, INC.

Date: July 21, 2014	By:	/s/ Benny R. Powell
Benny R. Powell
Chief Executive Officer & Principal Executive Officer, Chief Financial Officer & Principal Financial Officer