Form 10-K
period 2014-08-31
Red Giant Entertainment, Inc.
filed 2015-04-06
CIK 1411179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the Fiscal Year Ended August 31, 2014

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

Large  accelerated  filer [ ]                      Accelerated  filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of February 28, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $624,867 (based on 390,541,905 shares at $0.0016 per share).

The registrant had 2,887,564,631 shares of common stock outstanding as of April 2, 2015.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I

ITEM 1.  BUSINESS                                                             3

ITEM 1A. RISK FACTORS                                                         8

ITEM 1B. UNRESOLVED STAFF COMMENTS                                            8

ITEM 2.  PROPERTIES                                                           8

ITEM 3.  LEGAL PROCEEDINGS                                                    8

ITEM 4.  MINE SAFETY DISCLOSURES                                              9

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                    9

ITEM 6.  SELECTED FINANCIAL DATA                                             14

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                               14

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          27

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                            47

ITEM 9A. CONTROLS AND PROCEDURES                                             47

ITEM 9B. OTHER INFORMATION                                                   48

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE             48

ITEM 11. EXECUTIVE COMPENSATION                                              51

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                     53

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE                                                        54

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                              56

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                             57

SIGNATURES                                                                   58

EXHIBIT INDEX                                                                59

                                     PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates, and projections about us and our industry. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate," "plan," "believe," "seek," "intend" and other similar expressions that are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted. All statements other than statements of historical facts included in this Annual Report including, without limitation, any projections and assumptions in this Annual Report, are forward-looking statements.

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

ITEM 1. BUSINESS

OVERVIEW AND CORPORATE HISTORY

Red Giant Entertainment, Inc., a Nevada corporation (OTCQB: REDG), is a developer of comic book style properties intended for both the print and online comic book market and also for use in other media such as movies, video games, television, novels, toys, apparel, and apps. As used herein, "the registrant," "we," "our," and similar terms include Red Giant Entertainment, Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated in the State of Nevada on June 27, 2005 under the name Castmor Resources, Ltd. Prior to June 2012, we were primarily engaged in the acquisition and exploration of mining properties which were ultimately forfeited. Since we had minimal operations, we were considered a "shell company" as that term is defined under Rule 405 of the Securities Exchange Act of 1934 (the "Exchange Act"). Effective with the acquisition of Red Giant Entertainment, Inc., a Florida corporation ("RGE"), on June 11, 2012, we became an operating company and are no longer considered a "shell company." On June 26, 2012, we changed our name to Red Giant Entertainment, Inc.

On March 4, 2013, we acquired ComicGenesis, LLC, a Nevada limited liability company ("ComicGenesis"), which operates a user-generated comic site that hosts over 10,000 independent webcomics.

Our principal executive offices are located at 614 E. Highway 50, Suite 235, Clermont, Florida 34711, and our telephone number is (877) 904-7334. Our corporate website is www.redgiantentertainment.com. The contents of our corporate website are not incorporated into this Annual Report. Our corporate website should be considered to be a website under development.

OUR BUSINESS PLAN

We acquire co-ownership, development, publishing or other rights from creators of comic properties and other properties, such as films and novels, including properties created and initially owned by our officers. We expect to leverage our officers' years of experience in the comic book and film industry to discover up and coming properties we can acquire rights in and creators with whom we can forge relationships. Our officers and their affiliates have ownership or other rights to several comic book properties to which we may acquire ownership or other rights.

We expect that our purchase of ComicGenesis will give us even greater access to up and coming comic properties and their creators in addition to providing new
opportunities  to  sell  advertising  and  increase  consumer  recognition.   In
addition, we expect that our relationship with Intrinsic Value Films ("Intrinsic"), a developer, producer and seller of independent films that is headed and co-owned by Isen Robbins and Amy Schoof, two of our officers and members of our Board of Directors (the "Board"), will enable us to identify films that we can adapt into comic book form. Intrinsic films are showcased on our corporate website so that we can educate audiences as to properties we may wish to develop and to gauge potential interest in such films among visitors to our website, and we may explore options to convert Intrinsic films into comic book form on a case-by-case basis.

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

We have not established a timeline to reflect our anticipated plan of operations, and we have not established any anticipated operational milestones.

PRIMARY REVENUE SOURCES

Our revenue is recognized from three primary sources: Creative Services, Publishing Sales, and Advertising Revenue. We anticipate generating advertising revenue in the coming fiscal year in connection with the launch of our Giant-Size product line and the distribution of our first movie on Hulu.

CREATIVE SERVICES

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

We intend to retain freelance artists and writers who generally are paid on a per-page basis throughout this creative process, including artists and writers whose comic properties are being published by us or ComicGenesis. We may also use our officers or their affiliates at any stage of the creative process. Artists and writers will be eligible to receive incentives or royalties based on the number of copies sold (net of returns) of the titles in which their work appears. Rates of payment for these artists and writers will vary widely depending on the artist or writer, and on the work required. From time to time, we have and in the future are likely to retain Glass House Graphics, a sole proprietorship owned by David Campiti, our Chief Operating Officer and a member of the Board, to perform creative services for us.

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

Digital form publication of our titles will be done on Keenspot Entertainment, LLC's ("Keenspot") Keenspot.com hosted websites pursuant to our exclusive web publishing agreement with Keenspot. Keenspot is owned by our director Chris Crosby.

PUBLISHING SALES

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

While our current lineup of titles is geared mainly toward the young-adult market, we also have family-friendly titles suitable for all ages. While many of our titles naturally are from the superhero or supernatural genre, we also have titles from the horror, science fiction, historical, and other genres.

ELECTRONIC BOOK DISTRIBUTION

We have been operating under an agreement with Keenspot to host the internet webcomic versions of our titles on an exclusive basis as well as handle the digital application and mobile media distribution channels. Keenspot.com currently has comic properties which include a network of more than five dozen Keenspot webcomic sites and receives over two million unique visitors each month according to Google Analytics Data. As of the date of this Annual Report, the following properties we or our affiliates co-own or have rights to have Keenspot sites: Banzai Girl(TM), Buzzboy(TM), Exposure(TM), Jade Warriors(TM), Katrina(TM), Medusa's Daughter(TM), Porcelein(TM), Shockwave: Darkside(TM), Supernovas(TM) and Wayward Sons(TM). Our Keenspot sites have received an average of approximately 2,315,718 page views per month in the fiscal year ended August 31, 2014. Keenspot also manages the web publication of properties to which we or our affiliates have ownership or other rights through comiXology's main app for the iPhone, iPad, Android, Kindle, and Windows 8 as well as on comiXology's website. The contents of our titles' Keenspot sites or any comiXology app or website are not incorporated into this Annual Report.

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

COLLECTED BOOK DISTRIBUTION

Our "Collected" line consists of four to five issues bundled together with extra material to create what is called a "graphic novel." These books can be in either hardcover or softcover and currently are sold directly to consumers through an online store which we maintain on our website and at conventions we attend at prices currently ranging from $14.95 to $49.95 before taxes or shipping. We sell products on Amazon through its standard terms of service. The price points for our Collected line of products varies based on page count, type of cover and binding and other factors.

Effective January 1, 2014, we entered into a Supply Agreement (the "Supply Agreement") with Diamond Comic Distributors, Inc., a Maryland corporation ("DCD"). The Supply Agreement appoints DCD to be our sole and exclusive distributor worldwide for the sale and distribution of English-language comic books; related graphic novel, trade paperback and hard-cover books and compilations of our comic books; science fiction, fantasy and horror novels; miniature, role playing, and collectible card playing games; and related merchandise (collectively, the "Products") to chain book store retailers, independent book stores, mass-market merchandisers, libraries, Amazon.com, wholesalers servicing such accounts, warehouse clubs, and specialty mass merchandisers, and to hobby and specialty game retailers (the "Book Market"); and comic retailers and wholesalers that generally buy on a non-returnable basis and other stores through the direct sales channel of distribution (the "Direct Market"). We retain the right to sell special edition products directly in certain circumstances. Under the Supply Agreement, we provide Products to DCD on a consignment basis in amounts needed to meet DCD's requirements. Products are sold to DCD at a 60% discount off of cover prices, and we may also grant to DCD a sales allowance of 2.5%; and freight rebates where DCD picks up Products from us. We retain all risk of loss or damage with respect to Products until title passes to customers in accordance with DCD's terms of sale.

The Supply Agreement has an initial term of three years from the Commencement Date and automatically renews for one-year periods unless earlier terminated. The Supply Agreement may be terminated by either party upon 90 days prior written notice before the expiration of an initial or renewal term, and may generally be terminated by the non-breaching party upon 45 days prior written notice of a material default and failure to cure, with immediate termination available for certain breaches.

The Supply Agreement does not pertain to our ongoing online direct sales of Products. We may also seek other third-party distribution opportunities.

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

We believe each book will appeal to a diverse demographic group by hosting a different genre of stories. Giant-Size Action will feature mainstream science-fiction, fantasy, action, and adventure stories that appeal to a wide audience. Giant-Size Fatales will feature works by women creators that appeal to audiences of all genders, but are told from a female's perspective. Giant-Size Thrills will feature works of suspense, horror, thrillers and nail-biters of all sorts that appeal to the older teen and adult audiences. Giant-Size Fantasy will play host to all-ages fare suitable and enjoyable for the whole family. Their Giant-Size Quarterly book will rotate a wide range of books that will touch on each of these targets in a unique manner.

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

On June 16, 2014, we entered into a Promotion Agreement (the "Promotion Agreement") with Toys "R" Us - Delaware, Inc. ("TRU") for the distribution of our Giant-Size Line of Comics. Under the Promotion Agreement, TRU has agreed to distribute our Giant-Size Comic books free of charge to customers purchasing other products at TRU's Toys "R" Us and Babies "R" Us stores. Under the Promotion Agreement, we anticipate providing Giant Size Comic Books starting in the summer of 2015, with a weekly rotation as follows: Giant-Size Action, Giant-Size Fantasy, Giant-Size Adventure, and Giant-Size Thrills on weeks one through four, with a quarterly Giant Size edition available for any fifth weeks of a month. Each issue will consist of two stories plus advertising. Under the Promotion Agreement, we agreed to provide TRU with TRU exclusive covers for each book, a full page interior advertisement, and co-branded bags for distribution of the books. TRU may terminate the Promotion Agreement upon 10 days written notice.

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

OTHER REVENUE SOURCES

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

The market for our products is not differentiated between age groups or gender, or region or country, nor have we noticed differentiation between our major revenue segments.

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

ITEM 2. PROPERTIES

We lease a virtual office at 614 E. Highway 50, Suite 235, Clermont, Florida 34711 on a month-to-month basis for $15 per month. We will continue to use this space for our executive offices for the foreseeable future. Other office space and storage space for print products is provided to us by our officers at no charge. Such space can be described as home-office locations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to, nor are any of our properties currently the subject of, any other material legal proceeding other than as set forth herein. None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

On May 13, 2013, George Sharp ("Plaintiff") filed a Complaint in San Diego Superior Court, Central District, Case No. 37-2013-00048310-CU-MC-CTL, against 14 companies, including us (collectively, "Defendants"). We were served with the Complaint on May 23, 2013. The Complaint alleges that the Plaintiff received unsolicited promotional emails being sent by Defendant, Victory Mark Corp. Ltd., discussing the other 13 corporate Defendants, including us. The Plaintiff is seeking liquidated damages in the amount of $1,000 for each email he received for a total of $1,204,000 collectively for all Defendants. The Company is defending this action vigorously and believes that the matter is without legal merit. The Company cannot determine the ultimate outcome of this matter at this time.

Civil actions were brought against us by two of our lenders during the reporting period. Both actions were settled. For more information, see the discussions concerning settlements with AGS and IBC in ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, in the section entitled "Liquidity and Capital Resources" and in the subsection entitled "Loan Transactions Grouped by Lender."

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters could have a material adverse effect upon our financial condition and/or results of operations.

SUBSEQUENT EVENT

On November 5, 2014, we consented to a cease-and-desist order brought by the SEC. The Order found that we failed to timely disclose a material financing arrangement, and that when we disclosed the arrangement, we used the wrong SEC form. We are required to pay a $25,000 civil money penalty and to cease and desist from committing or causing any violations or any future violations of
Section 13(a) of the Securities Exchange Act of 1934 and Rule 13a-11 thereunder. The Order is available at www.sec.gov. IN THE MATTER OF RED GIANT ENTERTAINMENT, INC., SEC Admin. Proc. File No. 3-16249 (Nov. 5, 2014).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is traded in the over-the counter market and is quoted in the pink tier of OTC Markets, Inc. under the symbol "REDG." Prior to August 28, 2012, our symbol was "CASL."

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

The following table sets forth, for the periods indicated, the quarterly high and low bid prices per share as reported where indicated by OTC Markets, Inc. or Nasdaq.com. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period                                    High Price(Bid)        Low Price(Bid)
------                                    ---------------        --------------
YEAR ENDED AUGUST 31, 2013 (1)
  First Quarter (Sep-Nov 2012)               No Quote               No Quote
  Second Quarter (Dec 2012-Feb 2013)         $0.26                  $0.065
  Third Quarter (Mar-May 2013)               $0.20                  $0.0091
  Fourth Quarter (Jun-Aug 2013)              $0.023                 $0.01
YEAR ENDED AUGUST 31, 2014 (2)
  First Quarter (Sep-Nov 2013)               $0.0128                $0.004
  Second Quarter (Dec 2013-Feb 2014)         $0.0125                $0.0013
  Third Quarter (Mar-May 2014)               $0.0172                $0.0007
  Fourth Quarter (Jun-Aug 2014)              $0.0024                $0.0009

----------
(1)  Source: OTC Markets, Inc.
(2)  Source: Nasdaq.com.

There was no volume of trading for the first quarter of 2013 and only sporadic trading in the second quarter of 2013. We engaged in a stock repurchase program between June 25, 2013 and November 30, 2013 (see "Stock Repurchase Plan" below). We did not repurchase any of our common stock during the reporting period, but we did not terminate the plan until the end of our first quarter.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

STOCK PURCHASE PLAN

We terminated our Stock Purchase Plan on November 30, 2013. We purchased a total of 1,785,900 shares during our fiscal year ended August 31, 2013. We did not make any additional purchases during the fiscal year ended August 31, 2014. The repurchased shares have not been cancelled or reissued.

                           TABLE OF SHARE REPURCHASES
     (FROM INCEPTION OF STOCK REPURCHASE PLAN THROUGH TERMINATION OF PLAN):

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

The shares repurchased as listed above have not yet been returned to authorized but unissued status, but upon doing so, will result in us having outstanding 2,889,350,531 shares of common stock.

HOLDERS

As of August 31, 2014, there were 43 holders of record of our common stock.

DIVIDENDS

We have paid no dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Other than as set forth in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K during the preceding three years, the Company has made no sales of unregistered securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                  Number of Securities
                              Number of Securities to be                                     Remaining Available for
                               Issued Upon Exercise of       Weighted-Average Exercise        Future Issuance Under
                                 Outstanding Options,      Price of Outstanding Options,    Equity Compensation Plans
   Plan Category                 Warrants and Rights           Warrants and Rights            (excluding column (a))
   -------------                 -------------------           -------------------            ----------------------
Equity Compensation Plans            25,000,000 (1)                    --                            25,000,000
Approved by Security
Holders

Equity Compensation Plans Not                --                        --                                    --
Approved by Security Holders

     Total                           25,000,000                        --                            25,000,000

----------
(1)  Represents shares reserved for the Company's 2013 Stock Option Plan

As of December 24, 2013, the Board and a majority of our shareholders adopted the 2013 Stock Option Plan.

SUMMARY OF THE 2013 STOCK OPTION PLAN

The following is a summary of the material features of the 2013 Stock Option Plan and is qualified in its entirety by reference to the full text of the 2013 Stock Option Plan. The full text is publicly available as part of our Definitive Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934, which was filed with the SEC on January 6, 2014. Capitalized terms used in this summary and not otherwise defined shall have the meaning set forth in the 2013 Stock Option Plan.

PURPOSES OF THE 2013 STOCK OPTION PLAN

The purpose of the 2013 Stock Option Plan is to further our growth and financial success by providing additional incentives to selected employees, directors and consultants of us and our Affiliates (referred to collectively as "Eligible Persons") by providing incentives for Eligible Persons to exert maximum efforts for the success of us and our Affiliates. As of the date of this Information Statement, we and our Affiliates have one employee who is also a director and four consultants who are also directors.

ADMINISTRATION

The 2013 Stock Option Plan is administered by the Board unless delegated to a committee of not fewer than three disinterested administrators, of which at least two are members of the Board (either the Board or such committee, as applicable, referred to as the "Committee"). The Committee has the authority to determine the specific terms and conditions of all awards granted under the 2013 Stock Option Plan, including, without limitation, the number of shares subject to each award, the price to be paid for the shares, and the recipients of awards ("Participants"), and the applicable vesting criteria. The Committee has discretion to make all other determinations necessary or advisable for the administration of the 2013 Stock Option Plan.

SHARES SUBJECT TO THE PLAN

We are required to reserve 50,000,000 shares of Common Stock for awards under the 2013 Stock Option Plan. The shares may be unissued shares or reacquired shares, bought on the market or otherwise. To the extent any stock options expire or terminate without having been exercised in full, the shares underlying such stock options shall revert to and again become available for issuance under the 2013 Stock Option Plan.

ELIGIBILITY

Options intended to qualify as "incentive stock options" as defined under
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") may be granted only to employees of us or our Affiliates and in accordance with regulations promulgated under the Code for incentive stock options. All other stock options may be granted to Eligible Persons except where such grants would not comply with applicable securities laws.

Options shall be designated as either incentive stock options or non-statutory stock options (i.e., options not intended to qualify as incentive stock options) and shall have a term of not more than ten years from the grant date. To the extent that the aggregate fair market value of Common Stock (determined at grant date) with respect to which incentive stock options are exercisable for the first time by any Participant during any calendar year (under all plans of us and our Affiliates) exceeds $100,000, the options or portions thereof that exceed such limit (according to the order of grant) shall be treated as non-statutory stock options.

The exercise price of incentive stock options shall not be less than 100% (and in the case of incentive stock options granted to 10% or greater stockholders of us or our Affiliates, not less than 110%) of the fair market value of the Common Stock on the grant date.

The exercise price may be paid, at the discretion of the Board, at either the time of grant or the time of exercise of the Option (i) in cash or by check at the time of exercise; (ii) by the delivery to us of other Common Stock not acquired from us or otherwise held by the Participant for more than six months;
(iii) by an interest-bearing promissory note; or (iv) in any other form of legal consideration acceptable to the Board.

Options shall vest as the Committee may deem appropriate, and the vesting provisions of individual options may vary. Generally, options are expected to vest immediately upon issuance.

CAPITALIZATION ADJUSTMENTS; DISSOLUTION OR LIQUIDATION; ASSETS SALE, MERGER, CONSOLIDATION OR REVERSE MERGER

The Committee shall adjust the number of shares of Common Stock subject to the 2013 Stock Option Plan, the maximum limits on the number of shares of Common Stock subject to award to any person, and each award outstanding in the case of any subdivision, consolidation, stock dividend, exchange of shares, or other such changes in our capital structure.

All stock options shall terminate immediately prior to any event of our dissolution or liquidation.

In the case of any merger or consolidation, each outstanding option shall pertain to and apply to the securities to which a holder of shares of Common Stock equal to the shares subject to the option would have been entitled by reason of such merger or consolidation.

AMENDMENT, TERMINATION OR SUSPENSION OF THE 2013 STOCK OPTION PLAN AND OPTION AWARDS

The Committee may terminate, suspend, or amend the 2013 Stock Option Plan at any time, subject to applicable law. If necessary to comply with any applicable law any such amendment will be subject to stockholder approval. We will obtain stockholder consent prior to amending the 2013 Stock Option Plan to (i) increase the number of shares subject to the 2013 Stock Option Plan; (ii) decrease the price at which options thereunder may be granted; (iii) materially increase benefits to Participants; or (iv) change the class of Eligible Persons. Provided, however, that no action may impair the rights of any Participant under any Stock Award, without his or her written consent.

FEDERAL INCOME TAX CONSEQUENCES

The following is a brief summary of certain tax consequences of certain transactions under the 2013 Stock Option Plan. This summary is not intended to be complete and does not describe state or local tax consequences.

Under the Code, we will generally be entitled to a deduction for federal income tax purposes at the same time and in the same amount as the ordinary income that Participants recognize pursuant to awards (subject to the Participant's overall compensation being reasonable, and to the discussion below with respect to Code
Section 162(m)). For Participants, the expected tax consequences of awards are as follows:

NON-STATUTORY STOCK OPTIONS

A Participant will not recognize income at the time a non-statutory stock option is granted. At the time a non-statutory stock option is exercised, the Participant will recognize ordinary income in an amount equal to the excess of
(i) the fair market value of the shares of Common Stock issued to the Participant on the exercise date over (ii) the exercise price paid for the shares. At the time of sale of shares acquired pursuant to the exercise of a non-statutory stock option, the appreciation (or depreciation) in value of the shares after the date of exercise will be treated either as short-term or long-term capital gain (or loss) depending on how long the shares have been held.

INCENTIVE STOCK OPTIONS

A Participant will not recognize income upon the grant of an incentive stock option. There are generally no tax consequences to the Participant upon exercise of an incentive stock option (except the amount by which the fair market value of the shares at the time of exercise exceeds the option exercise price is a tax preference item possibly giving rise to an alternative minimum tax). If the shares of Common Stock are not disposed of within two years from the date the incentive stock option was granted or within one year after the incentive stock option was exercised, any gain realized upon the subsequent disposition of the shares will be characterized as long-term capital gain and any loss will be characterized as long-term capital loss. If both of these holding period requirements are not met, then a "disqualifying disposition" occurs and (i) the Participant recognizes gain in the amount by which the fair market value of the shares at the time of exercise exceeded the exercise price for the incentive stock option and (ii) any remaining amount realized on disposition (except for certain "wash" sales, gifts or sales to related persons) will be characterized as capital gain or loss.

SPECIAL TAX PROVISIONS

Under certain circumstances, the accelerated vesting, cash-out or accelerated lapse of restrictions on awards in connection with a change in control of us might be deemed an "excess parachute payment" for purposes of the golden parachute tax provisions of Code Section 280G, and the Participant may be subject to a 20% excise tax and we may be denied a tax deduction. Furthermore, we may not be able to deduct the aggregate compensation in excess of $1,000,000 attributable to awards that are not "performance-based" within the meaning of Code Section 162(m) in certain circumstances.

GENERAL TAX LAW CONSIDERATIONS

The preceding paragraphs are intended to be merely a summary of certain important tax law consequences concerning a grant of options under the 2013 Stock Option Plan and the disposition of shares issued thereunder in existence as of the date of this proxy statement. Special rules may apply to our officers, directors or greater than ten percent stockholders. Participants in the 2013 Stock Option Plan should review the current tax treatment with their individual tax advisors at the time of grant, exercise or any other transaction relating to an award or the underlying shares.

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

PRINCIPLES OF CONSOLIDATION

We operate under the name of Red Giant Entertainment, Inc. We have two wholly-owned subsidiaries, RGE and ComicGenesis. We formed these companies to develop brand names, but both companies are inactive. Any activities of these subsidiaries or holdings have been included in our consolidated financial statements, with elimination of any intercompany accounts and transactions.

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

REVENUE RECOGNITION

Our revenue is recognized from three primary sources: Advertising Revenue, Publishing Sales, and Creative Services. Revenue is processed through our Paypal Account and Project Wonderful accounts where applicable. Advertising Revenue comes from the following sources and is stated at net after commissions:

     * Keenspot: Revenue is recognized from Keenspot's arrangements with advertisers at an agreed upon cost per thousand verified impressions
          (CPM) to our Keenspot sites whereby advertisers pay based on the number of times the target audience is exposed to the advertisement. This revenue is recognized on a net basis in the monthly period in which the impressions occur (i.e., advertisers pay us within 90 calendar days of receiving Keenspot's invoices). The particular CPM rate varies based upon bids by advertisers and other customary factors. In exchange for advertising, hosting, IT, and sales management. Keenspot takes 50% commission of ad revenue for their services.
     * Project Wonderful: Revenue is paid immediately and based upon bids by advertisers for a set amount of time at the prevailing highest winning rate. Project Wonderful takes a 25% commission of ad revenue for its services.

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

Creative Services Revenue comes from artwork, writing, advertising, and other creative endeavors we handle for outside clients. Revenue is recognized upon completion of the services and payment has been received.

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

There were approximately 2,693,271,000 common stock equivalents outstanding, attributable to the convertible debt agreements as of August 31, 2014.

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

ADVERTISING

Advertising costs are expensed as incurred. We expensed advertising costs of $130,258 and $88,001, respectively, for the periods ending August 31, 2014 and August 31, 2013.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, we consider all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of August 31, 2014 and August 31, 2013, we had $5,953 and $14,937, respectively in cash. We had no cash equivalents during the years then ended.

RESULTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2014 AND 2013

REVENUES. Our revenues decreased to $0 for the fiscal year ended August 31, 2014 as compared to revenues of $497,486 for the fiscal year ended August 31, 2013. The decrease was due to direct bulk shipments of our product that occurred during 2013.

COST OF SALES. Our cost of sales decreased to $80,629 for the fiscal year ended August 31, 2014, as compared to $275,690 for the fiscal year ended August 31, 2013, based on volume of sales. For the year ending August 31, 2014 a charge of $80,629 was recorded for lower of cost or market adjustments to inventory.

OPERATING EXPENSES. Operating expenses increased to $1,251,280 for the fiscal year ended August 31, 2014, as compared to $639,890 for the fiscal year ended August 31, 2013. This change occurred due to an increase in selling and marketing efforts (increase of approximately $153,000), an increase in stock based compensation (approximately $268,000), and impairment of intellectual property of $30,300. Cash-based compensation increased due to an increase in active personnel, and an increase in professional costs of legal and securities compliance.

OTHER INCOME (EXPENSE). Other expenses increased significantly due to our funding arrangements, which are accounted for as derivative contracts. Interest expense and the change in the fair value of derivatives increased to $8,206,994 during fiscal year ending August 31, 2014 due to an increase in financing efforts under the terms of the convertible notes payable.

NET LOSS. We had a net loss of $9,563,903 for the fiscal year ended August 31, 2014 compared to a net loss of $1,741,752 for the fiscal year ended August 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We financed ourselves during the reporting period largely through the issuance of securities to lenders in stock-based loan transactions. We dealt with several lenders. The terms of certain transactions were carried forward from our prior annual reporting period. The status of our loan financing transactions as of August 31, 2014 is as follows:

LOAN TRANSACTIONS GROUPED BY LENDER

1. TYPENEX CO-INVESTMENT, LLC

On June 21, 2013, we entered into a Securities Purchase Agreement (the "Typenex SPA") with Typenex Co-Investment, LLC ("Typenex") under which we concurrently issued to Typenex a Secured Convertible Promissory Note in principal amount of $557,500 with an original issue discount of $50,000 plus an additional $7,500 to cover Typenex's due diligence and legal fees in connection therewith (the "Typenex Note") in exchange for $100,000 in cash, two secured notes (the "Secured Buyer Notes") and two unsecured notes (the "Unsecured Buyer Notes"; together with the Secured Buyer Notes, the "Buyer Notes"). The Typenex Note is secured by the Buyer Notes. The Buyer Notes are each dated concurrently with the Typenex SPA and are each in the principal amount of $100,000 and bear interest at the rate of 5% per annum. Unless we fail to meet certain conditions related to our common stock and representations and warranties given in the Typenex Note, the Secured Buyer Notes are due and payable seven and nine months, respectively, after the issuance of the Typenex Note, and the Unsecured Buyer notes are due and payable 11 and 13 months after the issuance of the Typenex Note. Otherwise, each of the Buyer Notes matures two months following the maturity of the Typenex Note. Each of the Buyer Notes may be prepaid in Typenex's discretion. The Secured Buyer Notes are secured by that certain Membership Interest Pledge Agreement (the "Typenex Pledge Agreement") dated concurrently with the Typenex SPA under which Typenex has pledged a 40% membership interest in Typenex Medical, LLC, an Illinois limited liability company; provided, however, that Typenex may substitute collateral with a fair market value not less than the aggregate principal balance of the Buyer Notes.

Loan funding under the Typenex Note is made at its discretion. Payment may be made in cash or in shares of our common stock or any combination of cash and shares; provided, however, that we may only pay in cash if we fail to meet certain conditions related to our common stock and representations and warranties given in the Typenex Note. We may prepay the Typenex Note with a payment of 125% of the outstanding balance (including interest and other fees and amounts due).

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

Under and concurrently with the Typenex SPA, we also issued to Typenex a warrant (the "Typenex Warrant") to purchase the number of shares equal to $557,500 divided by the product of (i) the average of the three lowest VWAPs in the 20 if the three lowest VWAPs were lower than $0.005) at a price of $0.015 per share. The Typenex Warrant may also be exercised by cashless exercise.

This conversion price of the Typenex Note, the exercise price of the Typenex Warrant, and the number of shares of our common stock subject to the Typenex Warrant are subject to adjustment for issuance of securities with a lower issuance price (as defined in the Typenex Note). Unless Typenex gives us 61 calendar days written notice to the contrary, however, Typenex may not convert the Typenex Note or exercise the Typenex Warrants in an amount which would cause Typenex to own more than 4.99%, or if our market capitalization (as defined in the Typenex Note) is less than $10,000,000, more than 9.99%, of our outstanding common stock.

Under the Typenex SPA, we must pay a penalty of $100 per $10,000 in outstanding principal per trading day that we are late in filing any information required to be filed by us up to ten days, and $200 per day for each trading day after ten days that we are late. Under the Typenex SPA, we also must pay $100 per $10,000 in outstanding principal per trading day past three business days that we do not and $200 per day for each trading day after ten days that we are late, and may be required to pay additional fees if Typenex purchases shares on the open market in order to make delivery in satisfaction of a sale of our shares by Typenex.

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

The Typenex Note and Typenex Warrant were issued to Typenex pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of

1933. Typenex represented to us that it is an accredited investor. We believe that Typenex had adequate information about us as well as the as the opportunity to ask questions and receive responses from our management.

2. ICONIC HOLDINGS, LLC

As of April 15, 2013, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Iconic Holdings, LLC ("Iconic") providing that at any time during the period beginning upon the effective date of a registration statement for the registration of the resale by Iconic of the restricted shares of our common stock issued under, or issuable upon exercise of any warrants issued under, the Securities Purchase Agreement (the "Registration Statement") (the "Effective Date") and ending on the earliest to occur of: (1) the date on which Iconic has purchased a total of $5,000,000 worth of our common stock pursuant to the Securities Purchase Agreement; or (2) the date of termination of the Securities Purchase Agreement; or (3) the date which is 36 months from the Effective Date or 48 months from the Effective Date if 36 months after the Effective Date, we file an amendment to the Registration Statement or a new registration statement is declared effective, (the "Commitment Period); we may sell shares of our common stock to Iconic Holdings, LLC, for a purchase price of: (1) 92.5% of the lowest trading price of our common stock during the five consecutive trading days including and immediately following the date of our notice of sale (the "Market Price"); or (2) 90% of the Market Price if our common stock is eligible for Deposit/Withdrawal at Custodian ("DWAC"); or (3) 80% of the Market Price if our common stock is under a chill order of the Depository Trust & Clearing Corporation.

We also entered into a Registration Rights Agreement with Iconic as of April 15, 2013 (the "Registration Rights Agreement") under which we are required, among other things, to file the Registration Statement prior to selling any securities to Iconic under the Securities Purchase Agreement, to keep the Registration Statement effective until the fulfillment of the Commitment Period and to pay all expenses incurred in connection with the registration. In addition, on April 15, 2013, we issued Iconic a 9.9% Secured Convertible Promissory Note in the amount of $130,000 for which we received $125,000 (the "Note"). The Note matured on April 15, 2014 and is convertible into our common stock at 60% of the lowest trading price of any day during the ten consecutive trading days prior to the date of conversion. The shares of common stock into which the Note is convertible are not being registered in the Registration Statement. All descriptions of the Agreements herein are qualified in their entirety by reference to the respective text thereof filed as exhibits hereto, which are incorporated herein by reference.

The Note was issued, and securities under the Securities Purchase Agreement will be issued, if at all, to Iconic pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. Iconic has represented to us that it is an accredited investor and had adequate information about us as well the opportunity to ask questions and receive responses from our management.

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

3. GEL PROPERTIES, LLC

On May 24, 2013, we issued a $50,000 6% Convertible Redeemable Note to Gel Properties, LLC ("GEL") (the "Initial GEL Note") in exchange for $42,500 in cash and $7,500 in legal fees and due diligence fees paid by GEL. On May 24, 2013, we also issued four $75,000 6% Convertible Redeemable Secured Notes (the "Back-End Notes"; together with the Initial GEL Note, the "GEL Notes"), each in exchange for a $75,000 Secured Promissory Note issued by GEL to us and secured by the $75,000 cash value interest in a life insurance policy assigned to GEL by its member, or other collateral with an equivalent or greater cash value. The four

GEL Notes have a maturity date of January 24, March 24, May 24 and July 24, 2014, respectively. $10,000 had been converted into 2,915,452 shares of our common stock under the Initial GEL Note as of December 5, 2013. The GEL Notes were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. We believe that GEL is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

On January 24, 2014, we agreed with GEL to reduce the second of four $75,000 Secured Promissory Note issued by GEL to us (each, a "GEL Payment Note") as consideration the second of four $75,000 6% Convertible Redeemable Secured Notes (each, a "Back End Note") to $35,000 and extend the maturity date of the amended GEL Payment Note to April 24, 2014, and received the remaining $40,000 GEL Payment Note in March 2014 to complete the originally contemplated $75,000 tranche.

The GEL Payment Notes are secured by the $75,000 cash value interest in a life insurance policy assigned to GEL by its member, or other collateral with an equivalent or greater cash value. If we do not meet the current information requirement under Rule 144 of the Securities Act of 1933, however, GEL may offset the amounts owing under the GEL Payment Note from the amount owed by us to GEL.

Pursuant to the above, the second of four Back End Notes was funded. On April 2, 2014, we received funding of the third of four $75,000 Back End Notes.

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

On April 28, 2014, we issued a $40,000 8% Convertible Redeemable Note to GEL (the "GEL Note") in exchange for a $40,000 Collateralized Secured Promissory Note due December 27, 2014 (contingent on our continuing to meet current information requirements of Rule 144 under the Securities Act) issued by GEL to us (the "GEL Payment Note"), bearing interest at the rate of 8% per annum and secured by a $75,000 8% convertible promissory note issued by BioNeutral, Inc. to GEL. Provided, however, we agreed that to reimburse GEL $6,000 in legal fees and due diligence fees paid by GEL. The GEL Note is due and payable on April 28, 2015, with interest payable in shares of common stock. If we fail to repay the GEL Note when due, or if other events of default thereunder apply, a default interest rate of 24% per annum will apply. In addition, if we fail to issue unrestricted stock to GEL within three business days of receipt of a notice of conversion, we must pay a $250 per day penalty, which fee increases to $500 per day beginning on the tenth day. We may not prepay the GEL Note. The GEL Note is convertible into shares of our common stock at a conversion price equal to 62% of the lowest closing bid price of our common stock for the five trading days on or prior to the date upon which notice of conversion is received, subject to reduction to 55% if there is DTC Chill placed on our shares of common stock. The GEL Note was issued pursuant to the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. We believe that GEL is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

4. SETTLEMENT AGREEMENT WITH AGS

On January 30, 2014, we entered into a Settlement Agreement and Release (the "AGS Settlement") with AGS to settle an action brought by AGS against us in the Circuit Court of the Second Judicial Circuit, Leon County, Florida (the "Court") for our failure to pay certain invoices (the "Invoices") purchased by AGS from certain creditors of ours, including (i) $17,901.30 owed by us to Active Media Publishing, LLC, an entity controlled by Benny R. Powell, an officer and director of us; and (ii) $56,352 owed by us to Glass House Graphics, a sole proprietorship owned by David Campiti an officer and director of us. Following a fairness hearing pursuant to Section 3(a)(10) of the Securities Act of 1933, the Court approved and we concurrently issued to AGS a 12% Convertible Promissory
Note in principal amount of $149,129.50 (the "December AGS Note") as payment in full of the Invoices. The principal balance was converted into our common stock in April 2014, and the December AGS Note is no longer outstanding. The December AGS Note was issued to AGS pursuant to the exemption from registration set forth in Section 3(a)(10) of the Securities Act.

On January 8, 2014, we issued an 18% Convertible Promissory Note in principal amount of $19,000 (the "January AGS Note") to AGS. If we fail to repay the January AGS Note when due, or if other events of default thereunder apply, 150% of sum of the outstanding principal along with any unpaid interest and other costs, fees or charges under the January AGS Note immediately prior to such default shall become immediately due and payable, and the January AGS Note will accrue interest at the maximum amount of interest available under state law during the default on a note. In addition, if we fail to issue stock to AGS within three trading days of receipt of a notice of conversion, we must pay a penalty equal to the greater of (i) $2,000 per day; or (ii) 100% of the product of (A) the number of shares to which AGS was entitled that were not issued on a timely basis; and (B) the closing sale price of the common stock on the trading day immediately preceding the last day for us to timely issued the shares. The balance due under the January AGS Note will also increase if that our shares are not DWAC eligible at the time of conversion.

The January AGS Note matures on January 8, 2015 and is initially convertible into shares of our common stock at a price equal to 60% of the average daily closing bid prices for the 50 trading days immediately prior to the conversion date; provided, however, that an additional 10% discount shall apply if we are late with any of our filings with the SEC, and another 20% discount shall apply if we are late with another filing after curing the first late filing. This conversion price of the January AGS Note is subject to adjustment for issuance of securities for a consideration per share lower than the above conversion price. Unless AGS gives us 61 calendar days written notice to the contrary, however, AGS may not convert the January AGS Note in an amount which would cause AGS to own more than 4.99% of our outstanding common stock. In no case may AGS convert the January AGS Note in an amount which would cause AGS to own more than 9.99% of our outstanding common stock.

We are prohibited from threatening or entering into litigation with AGS under the January AGS Note, and have released AGS from any past, current or future claims we have or may have against AGS. Under the January AGS Note, we are also prohibited from issuing any securities whose purchase, conversion or exercise price is determined using any floating discount or other post-issuance adjustable discount to the market price of our common stock.

We may redeem the January AGS Note with a payment of 150% of the outstanding principal amount and any unpaid interest thereon upon 20 trading days' notice if certain conditions related to our performance under the December AGS Note and our ability to issue shares without restrictive legend are met.

We have granted demand registration rights for shares issuable under the January AGS Note.

The January AGS Note was issued to AGS pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. We believe that AGS is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

5. SETTLEMENT AGREEMENT WITH IBC

On February 5, 2014, we entered into a Settlement Agreement and Release (the "IBC Settlement") with IBC to settle an action brought by IBC against us in the Circuit Court of the Twelfth Judicial Circuit, Sarasota County, Florida (the "Court") for our failure to pay certain invoices (the "Invoices") purchased by IBC from certain creditors of ours, none of whom were related parties of us or our affiliates. Following a fairness hearing pursuant to Section 3(a)(10) of the Securities Act of 1933, the Court approved and we issued to IBC 7,500,000 shares of common stock as payment in full of the Invoices and agreed to issue to IBC in one or more tranches as necessary that certain number of shares equal to the $102,000 owed under the Invoices divided by the IBC Repayment Price (as defined below) (the "Repayment Obligation").

The IBC Note was issued to IBC pursuant to the exemption from registration set forth in Section 3(a)(10) of the Securities Act. The Company's obligation is extinguished.

6. JMJ FINANCIAL

On June 13, 2013, we issued a $335,000 promissory note to JMJ FINANCIAL ("JMJ") (the "JMJ Note"). Under the terms of the JMJ Note, we have given JMJ a $35,000 original issued discount and anticipate receiving up to $300,000 in installments payable at JMJ's discretion, of which we have received $55,000 as of the date of this Annual Report. Each installment by JMJ matures and is due and payable one year after receipt thereof. No interest applies to an installment if payment is made within 90 days from receipt thereof. A one-time 12% interest charge applies to payments made after 90 days from receipt of the respective installment.

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

As of February 2014, we received an additional $25,000 installment under our promissory note with JMJ dated June 13, 2013 (the "JMJ Note"), under which JMJ may lend to us an aggregate amount of $335,000 with a $35,000 original issue discount. Each installment by JMJ matures and is due and payable one year after receipt thereof. No interest applies to an installment if payment is made within 90 days from receipt thereof. A one-time 12% interest charge applies to payments made after 90 days from receipt of the respective installment. If we default on the JMJ Note an interest rate of 18% will apply, and we will be required to pay the greater of (i) (A) the outstanding balance (including interest and other fees and amounts), (B) divided by the conversion price and multiplied by the VWAP; or (ii) 150% of the outstanding principal amount along with 100% of the accrued and unpaid interest and other fees and amounts due. In addition, if we fail to issue stock to JMJ within three business days of receipt of a notice of conversion, we must pay a $2,000 per day penalty, which will be added to the principal of the JMJ Note.

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

7. WHC CAPITAL, LLC

On August 1, 2013, we entered into a purchase agreement with WHC Capital, LLC ("WHC") (the "Purchase Agreement" under which we concurrently issued a $166,000 12% secured convertible debenture (the "Debenture") to WHC. The Debenture matures on August 1, 2014, and interest on the Debenture is payable in cash upon maturity. If we fail to repay the Debenture with interest upon maturity, the interest rate increases to 22%. The Debenture is secured by 35,000,000 shares of common stock pledged by Benny R. Powell, our Chief Executive Officer, President, Chief Financial Officer, and Secretary, and a member of the Board, from his individual holdings. Funding of this note was received in August 2013 and the Debenture was paid in full during the reporting period.

The Debenture was issued to WHC pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. WHC represented to us that it is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

8. LG CAPITAL FUNDING, LLC

On October 2, 2013, we issued a $55,000 convertible note (the "LG Note") to LG Capital Funding, LLC ("LG") with an original issue discount of 10% covering $5,000 in LG's due diligence and legal fees in connection with the LG Note. The LG Note is due and payable on October 2, 2015, with interest payable in shares of our common stock. If we fail to repay the LG Note upon maturity, a default interest rate of 24% shall also apply from such date, or at the highest rate permitted by law. We may redeem the LG Note with a payment of 150% of the outstanding principal amount, and are required to redeem the LG Note upon certain sales as set forth in the LG Note. The LG Note is convertible after the running of the applicable Rule 144 holding period without restrictive legend into shares of our common stock at a conversion price equal to 60% of the lowest trading price of our common stock as reported on the OTCQB for any of the ten trading days prior to and including the date upon which notice of conversion is received. The LG Note was issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. We believe that LG is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

On June 4, 2014, we issued 54,685,981 shares of common stock to LG Capital Funding, LLC to convert $32,811.59 in principal and interest due under the 9% Convertible Redeemable Note dated October 2, 2013 (the "2013 LG Note"). The issuance was made pursuant to a May 27, 2014 notice of conversion and fully paid off the 2013 LG Note.

On March 5, 2014, we issued a $53,000 8% convertible, redeemable note (the "LG Note") to LG with an original issue discount covering $3,000 in LG's legal fees in connection with the LG Note. The LG Note is due and payable on March 5, 2015, with interest payable in shares of our common stock. If we fail to repay the LG Note upon maturity, a default interest rate of 24% shall also apply from such date, or at the highest rate permitted by law. We may redeem the LG Note with a payment of 150% of the outstanding principal amount during the first 180 days of the LG Note, and are required to redeem the LG Note upon certain sales events as set forth in the LG Note.
The LG Note is convertible after the running of the applicable Rule 144 holding period without restrictive legend into shares of our common stock at a conversion price equal to 55% of the lowest closing bid price of our common stock as reported on the OTCQB for any of the ten trading days prior to and including the date upon which notice of conversion is received.

The LG Note was issued pursuant to the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. We believe that LG is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

On May 24, 2014, we entered into a Securities Purchase Agreement with LG (the "LG SPA") under which we agreed to issue two 9% convertible notes in the principal amount of $50,000 each for an aggregate principal amount of $100,000 (each a "LG Note") in exchange for (i) $50,000 in cash for the first LG Note; and (ii) for the second LG Note, a $50,000 promissory note issued by LG to us (the "LG Payment Note") due January 30, 2015 (contingent on our continuing to meet current information requirements of Rule 144 under the Securities Act) issued by GEL to us, bearing interest at the rate of 8% per annum and secured by a pledge of the second LG Note; provided, however, that LG may substitute other collateral with equivalent appraised value upon three days prior written notice if we do not object. The second LG Note may not be converted until the LG Payment Note is fully paid. Provided, however, that we have agreed to reimburse $2,500 in legal fees to LG for each LG Note.

The LG Notes are due and payable on May 30, 2015, with interest payable in shares of common stock. If we fail to repay the LG Notes when due, or if other will apply. In addition, if we fail to issue unrestricted stock to LG within three business days of receipt of a notice of conversion, we must pay a $250 per day penalty, which fee increases to $500 per day beginning on the tenth day; provided, however, that once each LG Note is cash funded, the penalty shall be an increase of principal by 10%, 20%, or 50% for certain breaches of such LG Note.

We may redeem the First LG Note within 180 days of issuance of such first LG Note at 140% of the face value of the note plus any accrued interest. We may not prepay the Second LG Note unless that first LG Note is redeemed as set forth above. The LG Note is convertible into shares of our common stock at a conversion price equal to 55% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received, subject to reduction to 45% if there is DTC Chill placed on our shares of common stock. The LG Notes were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. We believe that LG is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

9. JSJ INVESTMENTS, INC.

On August 5, 2013, we issued a $27,500 convertible note (the "JSJ Note") to JSJ. The JSJ Note was due and payable in six months from issuance at a premium of 125% of the principal amount. If we fail to repay the JSJ Note upon maturity, a default interest rate of 10% shall also apply from such date. The JSJ Note is convertible into shares of our common stock at a conversion price equal to the lower of 55% of the average of the three lowest trading prices in (i) the ten trading days prior to the date of conversion; or (ii) the ten trading days prior to the execution of the JSJ Note. The Debenture was issued to JSJ pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. We believe that JSJ is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

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

On July 11, 2014, we issued another $50,000 12% Convertible Note to JSJ (together with the June 10, 2014 12% Convertible Note, the "JSJ Notes") with a maturity date of January 11, 2015. The JSJ Notes are identical in all respects other than the stated maturity date.

On July 25, 2014, we also entered into amendments of the June 10, 2014 and July 11, 2014 Notes increasing the interest rate on each Prior Note to 22% per annum from the issue date of such Prior Note and increasing the default interest rate of each Prior Note to 22% per annum from the maturity date of such Prior Note.

On July 25, 2014, we issued a $100,000 22% Convertible Note (the "JSJ Note") to JSJ. The JSJ Note is due and payable on January 25, 2015 at a premium of 150% of the principal amount upon approval and acceptance by JSJ, with the principal balance of the note payable on demand. If we fail to repay the JSJ Note on demand, a default interest rate of 22% shall also apply from such date. We may not prepay this Note. The JSJ Note is convertible into shares of our common stock at a conversion price equal to the lower of 55% of the average of the three lowest trading prices in (i) the 20 trading days prior to the date of conversion; or (ii) the ten trading days prior to the execution of the JSJ Note. If we do not issue shares to JSJ within three business days after receipt of a conversion notice, we will be required to issue an additional 25% of the shares in the conversion notice per day beginning on the fourth day following our receipt of a conversion notice. This conversion price is subject to adjustment if we issue any securities convertible into or exercisable for common stock where the aggregate price of purchase and exercise per share is lower than the then-existing conversion price. In addition, if the aggregate price per share of any securities we issue that are convertible into or exchangeable for, directly or indirectly, or exercisable for common stock The JSJ Note was issued to JSJ pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. We believe that JSJ is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

On August 20, 2014, we issued a $50,000 22% Convertible Note (the "JSJ Note") to JSJ. The JSJ Note is due and payable on February 20, 2015 at a premium of 150% of the principal amount upon approval and acceptance by JSJ, with the principal balance of the note payable on demand. If we fail to repay the JSJ Note on demand, a default interest rate of 22% shall also apply from such date. We may not prepay this Note. The JSJ Note is convertible into shares of our common stock at a conversion price equal to the lower of 55% of the average of the three lowest trading prices in (i) the 20 trading days prior to the date of conversion; or (ii) the ten trading days prior to the execution of the JSJ Note. If we do not issue shares to JSJ within three business days after receipt of a conversion notice, we will be required to issue an additional 25% of the shares in the conversion notice per day beginning on the fourth day following our receipt of a conversion notice. This conversion price is subject to adjustment if we issue any securities convertible into or exercisable for common stock where the aggregate price of purchase and exercise per share is lower than the then-existing conversion price. The JSJ Note was issued to JSJ pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. We believe that JSJ is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

10. ASHER ENTERPRISES, INC.

On September 30, 2013 and November 11, 2013, we entered into Securities Purchase Agreements (the "Asher SPAs") and 8% Convertible Promissory Notes (the "Asher Notes") with Asher in the principal amounts of $37,500 and $53,000, respectively. The two transactions are substantially the same, and the documents relating to the November 11, 2013 investment are filed herewith.

The Asher Notes were due approximately one year from their respective issuances, and they were paid in full during the reporting period. .

The Asher Notes were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. Asher has represented to us that it is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

On January 7, 2014, we entered into a 8% Convertible Promissory Note (the "Asher Note") and Securities Purchase Agreement (the "Asher SPA") with Asher in the principal amounts of $32,500. The Asher Note was due approximately one year from its issuance, but we paid it in full.

The Asher Note was issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. Asher has represented to us that it is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

At August 31, 2014, we had cash of $5,953 compared to $14,937 at August 31, 2013. The bulk of our other assets consist of inventory and prepaid inventory expenses. We are currently generating revenues from operations that are insufficient to meet our operating expenses. Our management believes that given the current economic environment and the continuing need to strengthen our cash position, there is still doubt about our ability to continue as a going concern. We are currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities, as well as a strategic or other transaction, to obtain additional funding to continue the development of, and successfully commercialize, our products. There can be no assurance that we will be successful in these. Should we be unable to obtain adequate financing or generate sufficient revenue in the future, our business, results of operations, liquidity and financial condition would be materially and adversely harmed, and we will be unable to continue as a going concern.

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

STOCK REPURCHASE PROGRAM

On June 25, 2013, we announced that we had authorized a stock repurchase program permitting us to repurchase shares of our common stock over the next six to 12 months. The shares are to be repurchased from time to time in open market transactions or in privately negotiated transactions in our discretion. We purchased 615,900 shares in June 2013 for an average price of $0.0141 and 1,170,000 shares in July 2013 for an average price of $0.0192. We have not purchased any shares under this program from August 2013 though the date of this report. The shares repurchased as listed above have not yet been returned to authorized but unissued status, but upon doing so, will result in us having outstanding 1,785,900 less shares of common stock.

CASH

Our net cash used by operating activities was $1,019,528 for the fiscal year ended August 31, 2014 as compared to $451,808 for the fiscal year ended August 31, 2013.

Cash used in investing activities increased from $8,211 for the fiscal year ended August 31, 2013 to $19,461 for the fiscal year ended August 31, 2014.

Cash provided by financing activities for the fiscal years ended August 31, 2014 and 2013 was $1,030,005 and $474,687, respectively, largely due to proceeds from notes payable of $1,010,353 in the fiscal year ended August 31, 2014, as compared to $490,500 from notes payable proceeds in the fiscal year ended August 31, 2013.

OFF BALANCE SHEET ARRANGEMENTS

We may engage in off-balance sheet financing from time-to-time. Generally, such arrangements have involved the pledging of collateral in connection with loans undertaken by the Company. Benny R. Powell, our Chief Executive Officer, President, Chief Financial Officer, and Secretary, and a member of our Board of Directors, is the principal pledger of collateral. Mr. Powell may be reimbursed to the extent his pledged assets have been forfeited to the Company's lenders.

Under the 12% Secured Convertible Debenture (the "Debenture") we issued to WHC Capital, LLC ("WHC") on August 1, 2013, as disclosed in our Current Report on Form 8-K filed on August 19, 2013, we were required to register 300% of the principal amount of the shares into which the Debenture may be converted. Because such registration was not declared effective by the Securities and

Exchange Commission by December 9, 2013, the principal amount of the Debenture has increased by 140% to $232,400. WHC has notified us of its intention to sell the 35,000,000 shares of common stock (the "Pledged Shares") pledged as collateral by Benny R. Powell, our Chief Executive Officer, President, Chief Financial Officer, and Secretary, and a member of our Board of Directors under the Pledge and Security Agreement with WHC and Mr. Powell, to cover payment of the $232,400 plus interest.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, REVENUE FROM CONTRACTS WITH CUSTOMERS. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 COMPENSATION -- STOCK COMPENSATION (TOPIC 718), ACCOUNTING FOR SHARE-BASED PAYMENTS WHEN THE TERMS OF AN AWARD PROVIDE THAT A PERFORMANCE TARGET COULD BE ACHIEVED AFTER THE REQUISITE SERVICE PERIOD. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, COMPENSATION -- STOCK COMPENSATION. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 PREPARATION OF FINANCIAL STATEMENTS - GOING CONCERN (SUBTOPIC 205-40), DISCLOSURE OF UNCERTAINTIES ABOUT AN ENTITY'S ABILITY TO CONTINUE AS A GOING CONCERN. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, PRESENTATION OF FINANCIAL STATEMENTS--LIQUIDATION BASIS OF ACCOUNTING. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU and future reports will include any additional disclosures required.

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

SUBSEQUENT EVENTS

ISSUANCES OF PREFERRED STOCK

As of November 6, 2014, we entered into a Securities Purchase Agreement (the "SPA") with Mark Fischbach under which we agreed to issue to Mr. Fischbach (i) 30,000,000 shares of our common stock (the "Common Shares"); and (ii) 5,000,000 shares of our proposed Series Z Preferred Stock, with rights, privileges and preferences as set forth below (the "Series Z Preferred Shares") (collectively with the Common Shares, the "Shares") for an aggregate price of $200,000 (the "Purchase Price"). We closed on this transaction on November 12, 2014. Mr. Fischbach is entitled appoint one member of our Board. Mr. Fischbach has been appointed to our Board contingent on the Closing pursuant to this right.

As of December 23, 2014, we entered into a Securities Purchase Agreement (the "SPA") with our director and officer Benny R. Powell under which we agreed to issue to Mr. Powell 5,000,000 shares of our Series Z Preferred Stock, with rights, privileges and preferences as set forth below (the "Shares") in exchange for payment of $150,000.00 (the "Purchase Price"). We closed on this transaction on December 22, 2014.

Each Series Z Preferred Share is entitled to a liquidation preference equal to the original purchase price of the Series Z Preferred Shares ($0.03 per share). In addition, subject to the applicable rules and published guidance of a national securities exchange or automated inter-dealer quotation system on which our common stock may in the future be listed or quoted (the "Listing Rules"), and for so long as investor continues to hold Series Z Preferred Shares, the holder will be entitled to 100:1 super-voting rights on all matters submitted to a vote of our stockholders, subject to adjustment. The Company retains the option of redeeming the Series Z Shares to the extent that we reasonably determine that the above rights would impede our ability to be listed or quoted under the Listing Rules.

CONVERSION OF DEBT, SHARE ISSUANCES, DEFAULT TO CERTAIN LOAN TERMS

Since the fiscal year end, we converted notes and accrued interest of approximately $154,000 in exchange for 317,303,879 shares of our common stock.

In accordance with convertible note agreements, delinquent filings of our annual and quarterly reports are subject to default provisions. As of the date of filing, we are delinquent in filing this annual report for the year ended August 31, 2014 and in filing our report for the quarter ended November 30, 2014. These delinquencies trigger defaults in the terms of outstanding loan covenants for which monetary penalties are accruing. We estimate these costs to be approximately $152,000, which satisfaction will require additional issuance of common stock, in accordance with conversion terms of those agreements. We estimate that an additional 315,000,000 shares of common stock will be required to be issued in satisfaction of these terms.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                 Page
------------------------------------------                                 ----
Reports of Independent Registered Public Accounting Firms                   28
Consolidated Balance Sheets                                                 30
Consolidated Statements of Operations                                       31
Consolidated Statements of Changes in Stockholders' Deficit                 32
Consolidated Statements of Cash Flows                                       33
Notes to the Consolidated Financial Statements                              34

                    [LETTERHEAD OF D'ARELLI PRUZANSKY, P.A.]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Red Giant Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Red Giant Entertainment, Inc. as of August 31, 2014 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Giant Entertainment, Inc. as of August 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred a net loss of approximately $9,600,000 and had cash used in operations of approximately $1,000,000 for the year ended August 31, 2014, and the Company had an accumulated deficit of approximately $11,300,000 and a working capital deficit of approximately $4,300,000 at August 31, 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           /s/ D'Arelli Pruzansky, P.A.
                                           -------------------------------------
                                           Certified Public Accountants

Boca Raton, Florida
April 2, 2015

--------------------------------------------------------------------------------
                                            Messineo & Co., CPAs LLC
                               2471 N McMullen Booth Road, Suite 302
                                           Clearwater, FL 33759-1362      [LOGO]
                                                   T: (518) 530-1122
                                                   F: (727) 674-0511
================================================================================

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses resulting in accumulated deficit and may be unable to raise further funds through equity or other traditional financing. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Messineo & Co., CPAs, LLC
-------------------------------------
Messineo & Co., CPAs, LLC
Clearwater, Florida
December 2, 2013

                          Red Giant Entertainment, Inc.
                           Consolidated Balance Sheets
                  For the years ended August 31, 2014 and 2013

                                                                                      August 31,
                                                                         -----------------------------------
                                                                             2014                   2013
                                                                         ------------           ------------
ASSETS

Current Assets
  Cash                                                                   $      5,953           $     14,937
  Accounts receivable, net of allowance for doubtful
   accounts of $1,253 and $0, respectively                                         --                     --
  Inventory                                                                     6,990                 52,107
  Prepaid and other current assets                                                 --                 82,000
                                                                         ------------           ------------
Total Current Assets                                                           12,943                149,044

Property and equipment, net of accumulated
  depreciation of $5,103 and $996, respectively                                25,902                 10,548

Intangible assets, net of accumulated amortization
 and impairments of $74,250 and $23,100, respectively                              --                 51,150
                                                                         ------------           ------------

      TOTAL ASSETS                                                       $     38,845           $    210,742
                                                                         ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                                  $    230,281           $     88,000
  Shareholder loans                                                            58,839                 39,187
  Convertible notes payable, net of discounts                                 447,032                 81,397
  Derivative liability from embedded conversion option of notes             3,518,650              1,339,599
  Derivative liability, warrants                                               35,000                355,800
                                                                         ------------           ------------
Total Current Liabilities                                                   4,289,802              1,903,983

Note payable                                                                       --                 24,314
                                                                         ------------           ------------
      TOTAL LIABILITIES                                                     4,289,802              1,928,297
                                                                         ------------           ------------

Commitments and Contingencies (Note 12)

Stockholders' Deficit
  Preferred stock: 100,000,000 authorized; $0.0001 par value
   0 shares issued and outstanding                                                 --                     --
  Common stock: 3,000,000,000 authorized; $0.0001 par value
   2,540,260,752 and 434,922,000 shares issued and outstanding                254,026                 43,492
  Additional paid in capital                                                6,863,020                 43,053
  Treasury stock, at cost; 1,785,900 shares                                   (55,000)               (55,000)
  Accumulated deficit                                                     (11,313,003)            (1,749,100)
                                                                         ------------           ------------
Total Stockholders' Deficit                                                (4,250,957)            (1,717,555)
                                                                         ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $     38,845           $    210,742
                                                                         ============           ============

           See accompanying notes to consolidated financial statements

                          Red Giant Entertainment, Inc.
                      Consolidated Statements of Operations
                  For the years ended August 31, 2014 and 2013

                                                                    For the Years Ended
                                                                         August 31,
                                                          ---------------------------------------
                                                               2014                     2013
                                                          --------------           --------------
Sales                                                     $           --           $      497,486

Cost of sales                                                     80,629                  275,690
                                                          --------------           --------------
Gross profit                                                     (80,629)                 221,796
                                                          --------------           --------------
OPERATING EXPENSES
  Selling and marketing                                          347,723                  194,648
  Compensation                                                   325,759                   52,781
  Professional fees                                              198,298                  151,732
  General and administrative                                     324,243                  226,439
  Impairments of intangible assets                                30,300                       --
  Depreciation and amortization                                   24,957                   14,290
                                                          --------------           --------------
      Total operating expenses                                 1,251,280                  639,890
                                                          --------------           --------------

LOSS FROM OPERATIONS                                          (1,331,909)                (418,094)


  Interest expense                                            (1,472,364)                (479,559)
  Change in fair value of derivative liabilities              (6,734,630)                (844,099)
  Other expense                                                  (25,000)                      --
                                                          --------------           --------------
Loss before income taxes                                      (9,563,903)              (1,741,752)

Income taxes                                                          --                       --
                                                          --------------           --------------

NET LOSS                                                  $   (9,563,903)          $   (1,741,752)
                                                          ==============           ==============

BASIC AND DILUTED LOSS PER SHARE                          $        (0.01)          $        (0.00)
                                                          ==============           ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              1,129,699,920              434,922,000
                                                          ==============           ==============

           See accompanying notes to consolidated financial statements

                          Red Giant Entertainment, Inc.
               Consolidated Statements of Changes in Stockholders'
              Deficit For the years ended August 31, 2014 and 2013

                     Preferred Stock         Common Stock         Additional      Treasury Shares
                    ----------------      -------------------      Paid in      ------------------      Accumulated
                    Shares    Amount      Shares       Amount      Capital      Shares      Amount        Deficit          Total
                    ------    ------      ------       ------      -------      ------      ------        -------          -----

BALANCE,
AUGUST 31, 2012       --     $  --     434,922,000    $ 43,492   $   (1,947)          --   $     --     $     (7,348)   $    34,197

Stock issued
 for
 acquisition                    --              --          --       45,000           --         --               --         45,000

Stock buy-back
 program              --        --              --          --           --    1,785,900    (55,000)              --        (55,000)

Net loss              --        --              --          --           --           --         --       (1,741,752)    (1,741,752)
                   -----     -----   -------------    --------   ----------    ---------   --------     ------------    -----------
BALANCE,
AUGUST 31, 2013       --        --     434,922,000      43,492       43,053    1,785,900    (55,000)      (1,749,100)    (1,717,555)

Stock issued
 for services         --        --      14,541,570       1,454      146,870           --         --               --        148,324

Conversions of
 debt to equity       --        --   1,827,266,132     182,727    6,129,866           --         --               --      6,312,593

Settlements in
 stock                --        --      38,197,717       3,820       42,017          --          --               --         45,837

Warrants exercised
 for stock
 issuance             --        --     225,333,333      22,533      381,267          --          --               --        403,800

Options issued
 for services         --        --              --          --      119,947           --         --               --        119,947

Net loss              --        --              --          --           --           --         --       (9,563,903)    (9,563,903)
                   -----     -----   -------------    --------   ----------    ---------   --------     ------------    -----------
BALANCE,
AUGUST 31, 2014       --     $  --   2,540,260,752    $254,026   $6,863,020    1,785,900   $(55,000)    $(11,313,003)   $(4,250,957)
                   =====     =====   =============    ========   ==========    =========   ========     ============    ===========

           See accompanying notes to consolidated financial statements

                          Red Giant Entertainment, Inc.
                      Consolidated Statements of Cash Flows
                  For the years ended August 31, 2014 and 2013

                                                                                 Year Ended
                                                                                 August 31,
                                                                    -----------------------------------
                                                                        2014                   2013
                                                                    ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (9,563,903)          $ (1,741,752)
  Adjustment to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                        24,957                 14,290
     Stock-based compensation                                            268,271                355,800
     Amortization of debt discounts                                    1,472,364                110,711
     Change in fair value of derivative liabilities                    6,734,630                844,099
     Inventory write-down to lower of cost or market                      80,629                     --
     Impairment of intangible assets                                      30,300
  Changes in operating assets and liabilities:
  (Increase) decrease in operating assets:
     Inventory                                                           (35,512)               (41,179)
     Prepaid expenses and other assets                                    82,000                (62,000)
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                              (113,264)                68,223
                                                                    ------------           ------------
        Total adjustments                                              8,544,375              1,289,944
                                                                    ------------           ------------
        Net Cash Used in Operating Activities                         (1,019,528)              (451,808)
                                                                    ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                  (19,461)                (8,211)
                                                                    ------------           ------------
        Net Cash Used in Investing Activities                            (19,461)                (8,211)
                                                                    ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder loans, net                                    19,652                 39,187
  Proceeds from convertible notes payable                              1,010,353                490,500
  Purchase of treasury stock                                                  --                (55,000)
                                                                    ------------           ------------
        Net Cash Provided by Financing Activities                      1,030,005                474,687
                                                                    ------------           ------------

Net increase (decrease) in cash                                           (8,984)                14,668
Cash, beginning of year                                                   14,937                    269
                                                                    ------------           ------------

Cash, end of year                                                   $      5,953           $     14,937
                                                                    ============           ============
Supplemental cash flow information
  Cash paid for interest                                            $         --           $         --
                                                                    ============           ============
  Cash paid for income taxes                                        $         --           $         --
                                                                    ============           ============
Non-cash transactions:
  Expenses paid from proceeds of convertible notes payable          $     24,000           $         --
                                                                    ============           ============
  Notes payable converted to common stock                           $  6,312,593           $         --
                                                                    ============           ============
  Warrants exercised for stock issuance                             $    403,800           $         --
                                                                    ============           ============

           See accompanying notes to consolidated financial statements

                          Red Giant Entertainment, Inc.
                 Notes to the Consolidated Financial Statements
                            August 31, 2014 and 2013


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, inventory valuation, useful lives and valuation of property and equipment and intangible assets, stock based compensation, derivative liabilities, and the deferred tax assets valuation allowance. Actual results could differ from those estimates.

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

FAIR VALUE MEASUREMENTS
Topic 820 in the Accounting Standards Codification (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

     * Level 1 inputs -- Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
     * Level 2 inputs -- Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.
     * Level 3 inputs -- Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

                           Level 1         Level 2       Level 3        Total
                           -------         -------       -------        -----

Derivative Liabilities     $    --         $     --    $3,553,650     $3,553,650
Total Derivative
 Liabilities               $    --         $     --    $3,553,650     $3,553,650

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months of fiscal year 2014:

                                                                    Fair Value
                                                                   Measurements
                                                                   using inputs
                                                                   ------------
Balance, September 1, 2013                                         $  1,695,399
Total (gains) losses realized and included in net loss                6,734,630
Purchases, issuances and settlements                                 (4,876,379)
Transfers in (out)                                                           --
                                                                   ------------
Balance, August 31, 2014                                           $  3,553,650
                                                                   ============

Assumptions used in the calculation of the derivative liability are as follows:

                                                               August 31,
                                                         ---------------------
                                                          2014           2013
                                                         ------         ------
Weighted Average:
  Dividend rate                                           0.00%          0.00%
  Risk-free interest rate                                 0.05%           .08%
  Expected lives (years)                                   .375           1.05
  Expected price volatility                              426.8%         288.2%
  Forfeiture Rate                                         0.00%          0.00%

CASH FLOW REPORTING
The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of August 31, 2014 and August 31, 2013, we had $5,953 and $14,937, respectively in cash. We had no cash equivalents during the years then ended.

ACCOUNTS RECEIVABLE
The Company recognizes accounts receivable for its credit sales and does not require any collateral. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the allowance, the Company makes judgments regarding its customers' ability to make required payments, economic events, and other factors. As the financial condition of these parties change, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. As of August 31, 2014 and 2013, the Company estimated the allowance for doubtful accounts to be $1,253, and $0, respectively.

INVENTORY
As of August 31, 2014, inventory consists of physical copies of published books, as well as artwork that is used for digitally distributed works for advertising revenue and future publications. The inventory is valued at the lower of the cost to produce, on a first-in-first-out (FIFO) basis, or market value. In August 2014, the Company charged $80,629 to cost of sales as a write-down of inventory held to its estimated market value.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at historical cost. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset. The Company currently has equipment being depreciated for estimated lives of three to five years.

INTANGIBLE ASSETS
Intangible assets, including intellectual property and a web site, have been recorded at their fair historical cost. Amortization is calculated on a straight line basis over the estimated useful life of three years. The Company periodically tests the carrying value for impairment as noted below.

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

Advertising Revenue comes from the following sources and is stated at net after commissions:

     * Keenspot: Revenue is earned on a net 90-day basis and is based upon traffic to Red Giant property Web sites. It is calculated on a Cost Per Thousand (CPM) of verified impressions and varies based upon bids by advertisers and other customary factors. In exchange for advertising, hosting, IT, and sales management, Keenspot takes 50% commission of ad revenue for their services.
     * Project Wonderful: Revenue is recorded upon delivery of services and priced based upon bids by advertisers for a set amount of time at the prevailing highest winning rate. Project Wonderful takes a 25% commission of ad revenue for their services.

Publishing Revenue comes from the following sources:

     * Kickstarter Campaigns: These are presales for books, and revenue is recognized when the books are shipped to the buyers.
     * Direct Sales: Through our online store, we sell directly to clients and the transactions process through our Paypal account. All orders are shipped immediately and revenue is recognized upon shipment.

Creative Services are artwork, writing, advertising, and other creative endeavors we handle for outside clients. Revenue is recognized upon completion of the services and receipt of payment.

Shipping and Handling for purchases are paid directly by the consumer through PayPal.

COST OF SALES
Cost of sales includes the cost of creating services or artwork, advertising and books. During the year ended August 31, 2014, the Company recognized a charge of $80,629 as a lower of cost or market adjustment to inventory, which is also included in cost of sales.

ADVERTISING
Advertising costs are expensed as incurred. The Company expensed advertising costs of $130,258 and $88,001 for the years ending August 31, 2014 and 2013, respectively.

STOCK BASED COMPENSATION
The Company issues restricted stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of
(i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

INCOME TAXES
The Company accounts for income taxes pursuant to the provisions of ASC 740-10,"Accounting for Income Taxes," which requires, among other things, an asset and a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provisions of ASC 740-10 related to accounting for uncertain income tax positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the positions that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable tax authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, DEFINITION OF SETTLEMENT, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of August 31, 2014, the Company is delinquent in several of its tax filings. Therefore, tax years ended August 31, 2014, 2013, and 2012, along with any other tax years with delinquent filings are subject to audit.

EARNINGS (LOSS) PER SHARE
The Company follows ASC 260, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were approximately 2,693,271,000 common stock equivalents outstanding at August 31, 2014, related to the convertible debt arrangements and an additional 25,000,000 options (with exercise price greater than market value as of August 31, 2014). Due to losses, dilutive earnings per share is not presented, as the effect would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, REVENUE FROM CONTRACTS WITH Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement; however, it believes that there will be no material effect on the consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-12 COMPENSATION -- STOCK COMPENSATION (TOPIC 718), ACCOUNTING FOR SHARE-BASED PAYMENTS WHEN THE TERMS OF AN AWARD PROVIDE THAT A PERFORMANCE TARGET COULD BE ACHIEVED AFTER THE REQUISITE SERVICE PERIOD. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, COMPENSATION -- STOCK COMPENSATION. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15 PREPARATION OF FINANCIAL STATEMENTS - GOING CONCERN (SUBTOPIC 205-40), DISCLOSURE OF UNCERTAINTIES ABOUT AN ENTITY'S ABILITY TO CONTINUE AS A GOING CONCERN. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, PRESENTATION OF FINANCIAL STATEMENTS--LIQUIDATION BASIS OF ACCOUNTING. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU and future reports will include any additional disclosures required.

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

NOTE 3 - MANAGEMENT STATEMENT REGARDING GOING CONCERN

The Company's revenues are insufficient to meet its operating expenses. The Company has incurred net losses of $9,563,903 and $1,741,752 for the years ending August 31, 2014 and 2013, respectively. Accumulated losses resulted in an accumulated deficit of $11,313,003. The Company has a net working capital deficit of $4,276,859 and cash used in operations of $1,019,528 as of and for the year ending August 31, 2014. Due to the financial position, and given the current economic environment and the continuing need to strengthen our cash position, management believes that there is substantial doubt about the Company's ability to continue as a going concern. Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities, as well as strategic other transactions, to obtain additional funding to continue the development of, and successfully commercialize, its products. There can be no assurance that the Company will be successful in its efforts and this raises substantial doubt about the Company's future. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company's business, results of operations, liquidity and financial condition would be materially and adversely harmed, and the Company would be unable to continue as a going concern.

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

NOTE 4 - INVENTORY

As of August 31, 2014, inventory consisted of physical copies of published books, as well as artwork used for digitally distributed works for advertising revenue and future publications. The inventory is valued at the lower of the cost to produce, on a first-in-first-out (FIFO) basis, or market value..

The Company recorded a charge for inventory, in the amount of $80,629, related to inventory items with short shelf lives and in consideration of marginal operating margins (lower of cost or market) of its existing inventory at August 31, 2014. Total inventory was $6,990 and $52,107, as of August 31, 2014 and 2013, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                            August 31,
                                                  -----------------------------
                                                    2014                 2013
                                                  --------             --------
Computers and equipment                           $ 20,103             $  3,333
Trade booth and equipment                            8,211                8,211
Office furniture                                     2,691                   --
                                                  --------             --------
Total property and equipment                      $ 31,005             $ 11,544

Less accumulated depreciation                       (5,103)                (996)
                                                  --------             --------
Property and equipment, net                       $ 25,902             $ 10,548
                                                  ========             ========

Depreciation for the years ended August 31, 2014 and 2013 was $4,107 and $640, respectively.

NOTE 6 - INTANGIBLE ASSETS

The Company's intangible assets consists of graphic novel artwork and was contributed by a shareholder to the Company in 2011 and valued at $29,250, which was determined based on the historical costs for artists and printing. The intangible was being amortized over its estimated life of five years. The Company acquired website and other intangible assets in the acquisition of a subsidiary in March 2013, valued at the fair market value of stock exchanged by a shareholder, valued in the amount of $45,000. The intangible was being amortized over its estimated life of three years.

                                                            August 31,
                                                  -----------------------------
                                                    2014                 2013
                                                  --------             --------
Intellectual property                             $ 29,250             $ 29,250
Website development                                 45,000               45,000
                                                  --------             --------
                                                    74,250               74,250
Less accumulated amortization                       43,950               23,100
                                                  --------             --------
                                                    30,300               51,150

Less impairment valuation                          (30,300)                  --
                                                  --------             --------
Intangible assets, net                            $     --             $ 51,150
                                                  ========             ========

Amortization cost for the periods ended August 31, 2013 and 2012 was $20,850 and $13,350, respectively. Due to considerations regarding recoverability, the Company recorded an impairment loss for the carrying value of the assets as of August 31, 2014, in the amount of $30,300.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company entered into several lending arrangements with lenders, each with convertible features. The Company evaluated the terms of the convertible notes in accordance with ASC Topic No. 815 - 40, DERIVATIVE AND HEDGING CONTRACTS - CONTRACTS IN ENTITIES' OWN STOCK and the underlying conversion features that are indexed to the Company's common stock. The Company determined that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the embedded conversion features and determined that the embedded option should be accounted for as a derivative liability. Therefore, the Company recorded a derivative liability and recognized a debt discount on the notes on the origination date. The debt discount was recorded as reduction (contra-liability) to the Convertible Notes Payable. The debt discount is being amortized over the life of the notes. Additionally, the notes called for an immediate withholding for service charges, which has been treated as an original issue discount or deferred financing costs, a contra-liability charge, which is amortized as finance cost over the life of the loan. Interest expense, in the amount of $1,472,364 and $479,559 was recognized for the derivative debt discounts and deferred financing costs for the period ended August 31, 2014 and 2013, respectively.

A derivative liability, in the amount of $3,518,650 and $1,339,599 has been recorded, as of August 31, 2014 and 2013, respectively, related to the notes. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

                                                            August 31,
                                                  -----------------------------
                                                    2014                 2013
                                                  --------             --------
Weighted Average:
  Dividend rate                                       0.00%                0.00%
  Risk-free interest rate                             0.05%                 .08%
  Expected lives (years)                               .375                 1.05
  Expected price volatility                          426.8%               288.2%
  Forfeiture Rate                                     0.00%                0.00%

The convertible notes have the following terms and conversion features:

Maturity dates                                   Six months to one year
Interest rate                                    6% to 12%, default rates to 22%
Conversion discounts                             30-49%
Basis of conversion
 Trading price (lowest during period)            10-20 trading days

The convertible notes outstanding as of August 31 are summarized below:


                                                        2013              2014
                                                      --------          --------
Total debt outstanding                                $677,000          $621,000
Add: accrual for penalty clauses in instruments         34,500                --
Less: unexpired derivative debt discounts and
 deferred finance costs discounts                      264,468           539,603
                                                      --------          --------
Total                                                 $447,032          $ 81,397
                                                      ========          ========

In accordance with terms of agreements, the Company has accrued an additional liability in the amount of $34,500 for defaults associated with provisions within the contracts. In association with these defaults, the Company has accrued $27,000 of additional interest and recorded an additional derivative, included in the above, of $293,022.

Unexpired debt discounts, as of August 31, 2014, in the amount of $264,468, will be recognized as interest expense in for the year ending August 31, 2015. If notes and accrued interest were converted as of August 31, 2014, there would be approximately 2,693,271,000 additional shares to be issued.

NOTE 8 - INCOME TAXES

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

At August 31, 2014 and 2013, the Company expected no net deferred tax assets to be recognized, resulting from net operating losses. Deferred tax assets were offset by a corresponding allowance of 100%.

For the tax year ended December 31, 2011, the predecessor entity to Red Giant Entertainment, Inc. was a limited liability company, and as such, all tax benefits and obligations passed through the entity to its members. No provisions have been made prior to December 31, 2011, nor does management believe that any tax modifications would have a material effect on the financials. The Company has accrued approximately $3,000 in penalties associated with delinquent filings.

Although Management believes that its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

The income tax provision consists of the following:

                                                            August 31,
                                                  -----------------------------
                                                    2014                 2013
                                                  --------             --------
Federal
  Current                                         $     --             $     --
  Deferred                                              --                   --
                                                  --------             --------
                                                  $     --             $     --
                                                  ========             ========
State and local
  Current                                         $     --             $     --
  Deferred                                              --                   --
                                                  --------             --------
Income tax provision                              $     --             $     --
                                                  ========             ========

Prior to May 9, 2012, our primary operating company was a limited liability company not subject to tax. At August 31, 2014, the Company had a net operating loss ("NOL") carry forward in the amount of approximately $1.4 million, available to offset future taxable income through 2034. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company has not filed its federal tax returns since inception and therefore, the NOL's will not be available to offset future taxable income until the tax returns are filed with the respective federal tax authorities.

Deferred tax assets/liabilities were as follows:

                                                  August 31,          August 31,
                                                    2014                2013
                                                 ----------          ----------
Net operating loss carry forward                 $  534,000          $  166,000
Valuation allowance                                (534,000)           (166,000)
                                                 ----------          ----------
Total                                            $       --          $       --
                                                 ==========          ==========

The valuation allowance was increased by $368,000 during fiscal year ended August 31, 2014.

A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended August 31, 2014 and 2013 is summarized below.

                                                    2014                 2013
                                                  --------             --------
Federal statutory rate                               (34.0)%             (34.0)%
State income taxes, net of federal benefits           (3.7)%              (3.7)%
Derivatives, and other permanent differences           33.8%              28.4 %
Valuation allowance                                     3.9%                9.3%
                                                   --------            --------
Effective tax rate                                       --%                 --%
                                                   ========            ========

The Company may be assessed penalties and interest related to the non-filing of income tax returns. Such assessments would be treated as a provision of income tax expense on the financial statements. At August 31, 2014, the tax returns for 2011 through 2013 have not been filed and are therefore subject to future audit. No income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions.

NOTE 9 - CAPITAL STOCK

The Company has 100,000,000 shares of preferred stock authorized and none have been issued or designated as of August 31, 2014 and 2013. Subsequent to the year ended August 31, 2014, the Company designated a class of preferred stock. For a disclosure of the rights, liquidation preferences, and privileges of the preferred stock, see Note 13.

The Company has 3,000,000,000 shares of common stock authorized. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

During the year ending August 31, 2013 the Company entered into a stock buy-back plan, whereby 1,785,900 shares were repurchased for $55,000 cost. The shares remain in the name of the Company until such time as they are cancelled.

During year ending August 31, 2013 the Company issued warrants to purchase approximately 371,667,000 shares of common stock, at a strike price of $.0015 per share, in association with a financing arrangement. Warrants may be exercised in a cashless option. The company valued these warrants using the Black-Scholes method, resulting in an interest expense of $355,800 and a corresponding derivative liability. During the year ending August 31, 2014, the cashless option was exercised and 225,333,333 shares were issued, and $403,800 of derivative liability was reclassified to stockholders' deficit.

For the year ended August 31, 2014, the Company issued 14,541,570 shares of its common stock to employees and consultants, at the fair market value at the date of the grant based on the quoted market price. Compensation expenses were recognized in the amount of $148,324.

Stock compensation for the periods presented were issued for past services provided; accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions. The Company has issued shares and warrants to individuals for the purpose of compensation during the years ending August 31, 2014 and 2013, in the amounts of $268,271 and $355,800, respectively.

On March 27, 2014, the Company issued 25,000,000 options for services to its officers and directors under its 2013 Option Plan. The Company valued the options using the Black Scholes Model, which resulted in the recognition of $119,947 of compensation expense. Assumptions used in the calculation of the option value are as follows:

Weighted Average:
  Stock Price                                     $0.0048
  Strike Price                            $0.0048-$0.0053
  Dividend rate                                      0.0%
  Risk-free interest rate                           1.70%
  Expected lives (years)                              5.0
  Expected price volatility                       313.78%
  Forfeiture Rate                                   0.00%

During the year ended August 31, 2014, the Company exchanged 1,827,266,132 shares of its common stock for $1,065,630 of convertible notes payable and accrued interest at contractual rates, and $5,246,963 of derivative liability was reclassified to stockholders' deficit.

During the year ended August 31, 2014, the company settled accrued interest expense in the amount of $22,919 in exchange of 38,197,717 shares of common stock and recognized a loss of $22,918.

NOTE 10 - RELATED PARTIES

Benny R. Powell was an officer and director of both parties to the merger. (See
Note 1). Mr. Powell continues as the Company's president, chief executive officer, and director post-merger. Mr. Powell also provides rent and other services to the Company through his other ventures.

The Company purchases print materials through a wholly owned entity, Active Media Publishing, Inc., ("AMPI") of Mr. Powell. AMPI has certain arrangements with overseas printing companies, whereby the printing is facilitated to the Company. Agreement with AMPI states processing is at near cost prices on a non-exclusive basis. During the years ended August 31, 2014 and 2013, the Company purchased print media in the amount of $33,360 and $165,540.

Keenspot Entertainment, LLC, a company owned by our director Chris Crosby, has been paid or accrued commissions in the amount of approximately $4,042 and $6,785 for the years ended August 31, 2014 and 2013.

As of August 31, 2014 and 2013, the Company was indebted to Mr. Powell for advances and payments made on behalf of the Company in support of operations, in the amount of $58,839 and $39,187, respectively.

The Company does not have employment contracts with its controlling shareholder who also is the Company's president and chief executive officer, although it has independent contractor agreements with its other officers.

We also from time to time have retained Glass House Graphics, a sole proprietorship owned by David Campiti, our Chief Operating Officer and a member of the Board, to provide creative services for us. We paid an aggregate of $56,660 and $2,035 to Glass House Graphics in the fiscal years ended August 31, 2014 and 2013, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 11 - BUSINESS SEGMENTS

The Company generates revenues from three service offerings: Advertising, Book Publishing, and Creative. The Company's management measures its performance by revenue lines and does not allocate its selling, general and administrative expenses to each revenue offering. A summary of the lines of revenue are as follows:

                                                          August 31,
                                                -------------------------------
                                                   2014                 2013
                                                ----------           ----------
Revenues:
  Advertising                                   $       --           $    6,842
  Book publishing                                       --              253,146
  Creative                                              --              237,498
                                                ----------           ----------
                                                        --              497,486
                                                ----------           ----------
Cost of Sales:
  Advertising                                   $       --           $    5,843
  Book publishing                                       --              195,651
  Creative                                              --               74,196
  Inventory write-down to lower of
   cost or market                                   80,629                   --
                                                ----------           ----------
                                                $   80,629           $  275,690
                                                ==========           ==========

                                                          August 31,
                                                -------------------------------
                                                   2014                 2013
                                                ----------           ----------

Gross Profit:
  Advertising                                   $       --           $      999
  Book publishing                                       --               57,495
  Creative                                              --              163,302
                                                ----------           ----------
  Inventory write-down to lower of
   cost or market                                  (80,629)             221,796
                                                ----------           ----------
                                                $  (80,629)          $  221,796
                                                ==========           ==========

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company. On May 13, 2013, George Sharp ("Plaintiff") filed a Complaint in San Diego Superior Court, Central District, Case No. 37-2013-00048310-CU-MC-CTL, against 14 companies, including us (collectively, "Defendants"). We were served with the Complaint on May 23, 2013. The Complaint alleges that the Plaintiff received unsolicited promotional emails being sent by Defendant, Victory Mark Corp. Ltd., discussing the other 13 corporate Defendants, including us. The Plaintiff is seeking liquidated damages in the amount of $1,000 for each email he received for a total of $1,204,000 collectively for all Defendants. The Company is defending this action vigorously and believes that the matter is without legal merit. The Company cannot determine the ultimate outcome of this matter at this time.

We are required to pay a $25,000 civil money penalty to the SEC based upon a finding that during the reporting period we violated Section 13(a) of the Securities Exchange Act of 1934 and Rule 13a-11 thereunder. The Order is available at www.sec.gov. IN THE MATTER OF RED GIANT ENTERTAINMENT, INC., SEC Admin. Proc. File No. 3-16249 (Nov. 5, 2014).

NOTE 13 - SUBSEQUENT EVENTS

ISSUANCES OF PREFERRED STOCK

As of November 6, 2014, the Company designated Series Z Preferred Stock and entered into a Securities Purchase Agreement (the "SPA") with Mark Fischbach under which we agreed to issue to Mr. Fischbach (i) 30,000,000 shares of our common stock (the "Common Shares"); and (ii) 5,000,000 shares of our proposed Series Z Preferred Stock, with rights, privileges and preferences as set forth below (the "Series Z Preferred Shares") (collectively with the Common Shares, the "Shares") for an aggregate price of $200,000 (the "Purchase Price"). We closed on this transaction on November 12, 2014. Mr. Fischbach is entitled appoint one member of our Board. Mr. Fischbach has been appointed to our Board contingent on the Closing pursuant to this right.

As of December 23, 2014, we entered into a Securities Purchase Agreement (the "SPA") with our director and officer Benny R. Powell under which we agreed to issue to Mr. Powell 5,000,000 shares of our Series Z Preferred Stock, with rights, privileges and preferences as set forth below (the "Shares") in exchange for payment of $150,000.00 (the "Purchase Price"). We closed on this transaction on December 22, 2014.

Each Series Z Preferred Share is entitled to a liquidation preference equal to the original purchase price of the Series Z Preferred Shares ($0.03 per share). In addition, subject to the applicable rules and published guidance of a national securities exchange or automated inter-dealer quotation system on which our common stock may in the future be listed or quoted (the "Listing Rules"), and for so long as investor continues to hold Series Z Preferred Shares, the holder will be entitled to 100:1 super-voting rights on all matters submitted to a vote of our stockholders, subject to adjustment. The Company retains the option of redeeming the Series Z Shares to the extent that we reasonably determine that the above rights would impede our ability to be listed or quoted under the Listing Rules.

CONVERSION OF DEBT, SHARE ISSUANCES

Since the year end, we converted notes and accrued interest of approximately $154,000 into 317,303,879 shares of our common stock at contractual rates.

In accordance with convertible note agreements, delinquent filings of our annual and quarterly reports are subject to default provisions. During the period from August 31, 2014 through the date of filing we estimate these costs to be approximately $152,000, which satisfaction will require additional issuance of common stock, in accordance with conversion terms of those agreements. We estimate that an additional 315,000,000 shares of common stock will be required to be issued in satisfaction of these terms.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Benny R. Powell, our Chief Executive Officer, President, Chief Financial Officer, and Secretary, and a member of the Board, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this Annual Report. Based upon such evaluation, Mr. Powell concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including Mr. Powell, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of August 31, 2014, the end of our fiscal-year. Management based its assessment on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are disclosed below:

     * We do not have an audit committee or any other governing body to oversee management.
     * Documentation of proper accounting procedures is not present and fundamental elements of an effective control environment were not present as of August 31, 2014, including formalized monitoring procedures.
     * While we have five officers, there is still no segregation of duties with respect to internal controls, no management oversight, and no additional persons reviewing control documentation, and no control documentation is being produced at this time.

     * We were unable to complete our audit for the year-ended August 31, 2014 and the filing of this Annual Report within the time required by applicable securities regulations.

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

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors are as follows:

    Name             Age                           Position
    ----             ---                           --------
Benny R. Powell      40      Chief Executive Officer, President, Chief Financial
                             Officer, Secretary, Director
David Campiti        56      Chief Operations Officer, Director
Chris Crosby         37      Chief Technology Officer, Director
Isen Robbins         46      Chief Intellectual Property Officer, Director
Aimee Schoof         43      Chief Business Development Officer, Director
Mark Fischbach       25      Director

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

CHRIS CROSBY, CHIEF TECHNOLOGY OFFICER AND DIRECTOR. Mr. Crosby has served as our Chief Technology Officer and a member of the Board since March 1, 2013. He has also co-founded Keenspot Entertainment, LLC, our strategic partner, in March 2000 and Blatant Comics, an independent comic book publisher, in July 1997. Mr. Crosby has served as CEO of Keenspot and as Vice President and Editor-in-Chief of Blatant Comics since such companies' respective founding dates. Mr. Crosby has over 20 years experience in the comic book industry, and in 1994 he became one of the first creators to step into the new world of online comics. In 1999, he launched one of the first daily online-exclusive comic strips, Superosity(TM). Mr. Crosby is the creator or co-creator of several properties featured on our website and owned by Keenspot and its affiliates, including without limitation Crow Scare(TM), The First Daughter(TM), Godmode(TM), Last Blood(TM), Sore Thumbs(TM), and Wicked Powered(TM).

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

MARK FISCHBACH, DIRECTOR. Mr. Fischbach, 25, widely known under the alias "Markiplier," has built a YouTube subscriber base of more than 4.2 million subscribers and has generated over 1 billion views. Since July 2012, he has held monthly livestreams for charities, in which he sets a fundraising goal and plays continually until that goal is met. To date, he has raised $482,479 for charity. Mr. Fischbach has also served as the President and CEO and a director of 1 Shirt Inc., a California corporation, since its formation in June 2014.

TERM OF OFFICE

Our by-laws provide that all directors hold office until the next annual stockholder's meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Our officers serve at the will of the Board.

Other than Mr. Fischbach, who was appointed pursuant to a Securities Purchase Agreement with the Company whereby Mr. Fischbach purchased all of our outstanding shares of Series Z Preferred Stock and has the right to appoint a member of our board of directors and remove such designated director, there are no agreements or understandings for any of our officers or directors to be selected as director or nominee.

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

The Board held twenty-two meetings by teleconference in the fiscal year ended August 2014. All directors attended 100% of such meetings of the Board of Directors other than Mr. Fischbach, who was not appointed to the Board of Directors until November 2014.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our common stock, file reports of ownership and changes in ownership with the SEC. Based solely on our review of the SEC's EDGAR database, copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended August 31, 2014, the following delinquencies have occurred:

                                                              No. of Transactions
                                             No. of Late         Not Filed on          Known Failures
     Name and Affiliation                     Reports            Timely Basis             to File
     --------------------                     -------            ------------             -------
Benny R. Powell, Chief Executive                 5                     78                   None
Officer, President, Chief Financial
Officer, Secretary, Director

ITEM 11. EXECUTIVE COMPENSATION n($)

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

                                                                      Stock         Option           All Other
   Name and Principal Position                 Year    Salary($)     Awards($)      Awards($)#    Compensation($)    Total($)
   ---------------------------                 ----    ---------     ---------      ----------    ---------------    --------
Benny R. Powell, Chief Executive Officer,      2014     $51,694         -0-          $23,989           -0-           $75,683
President, Chief Financial Officer,            2013     $48,781         -0-               -0-          -0- (1)       $48,781
Secretary, Director

David Campiti, Chief Operations Officer,       2014     $18,000         -0-          $23,990           -0-           $41,990
Director (2)                                   2013          -0- (3)    -0- (4)           -0-          -0- (1)            -0- (4)

Chris Crosby, Chief Technology Officer,        2014     $18,000         -0-          $23,990           -0-           $41,990
Director (5)                                   2013          -0- (3)    -0- (6)           -0-          -0-                -0- (6)

Isen Robbins, Chief Intellectual Property      2014     $18,000         -0-          $23,990           -0-           $41,990
Officer, Director (2)                          2013          -0- (3)    -0- (4)           -0-          -0-                -0- (4)

Aimee Schoof, Chief Business Development       2014     $18,000         -0-          $23,990           -0-           $41,990
Officer, Director (2)                          2013          -0- (3)    -0- (4)           -0-          -0-                -0- (4)

----------
# The amounts reported in this column equal the grant date fair value of each award as computed in accordance with The Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. A discussion of the assumptions used in calculating the grant date fair value of these stock options can be found under Note 2 to the Consolidated Financial Statements.
1. We have also transacted business with sole proprietorships run by, or entities controlled by, our officers as set forth under "Item 13. Certain Relationship and Related Transactions, and Director Independence."
2.   Appointed as an officer and director on March 5, 2013.
3. We have entered into independent contractor agreements with each of Ms. Schoof and Messrs. Campiti, Crosby and Robbins, each dated October 25, 2013, under which each such officer has accrued $18,000 per year in salary for services provided.
4. Each of Mr. Campiti, Mr. Isen and Ms. Schoof received 43,300,000 shares of our common stock directly from Mr. Powell for services to be rendered as a director.
5.   Appointed as an officer and director on March 1, 2013.
6. Mr. Crosby received 34,140,000 shares of our common stock directly from Mr. Powell for services to be rendered as a director.

INDEPENDENT CONTRACTOR AGREEMENTS

As set forth above under "Item 9B. Other Information," we have entered into independent contractor agreements with David Campiti, Chris Crosby, Isen Robbins and Aimee Schoof on October 25, 2013. We have no written agreement with Benny R. Powell, but we have paid $51,694 in salary compensation to Mr. Powell for services provided in the fiscal year ended August 31, 2014. We contemplate paying Benny R. Powell a monthly salary of $5,000 per month in the future.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth the stock options granted to our executive officers during the fiscal year ended August 31, 2014 under our 2013 Stock Option Plan.

                                                           Equity
                                                          Incentive
                                                         Plan Awards;
                    Number of          Number of          Number of
                   Securities         Securities         Securities
                   Underlying         Underlying         Underlying
                   Unexercised        Unexercised        Unexercised        Option         Option
                   Options (#)        Options (#)         Unearned         Exercise      Expiration
Name               Exercisable       Unexercisable       Options (#)        Price($)        Date
----               -----------       -------------       -----------        -----           ----
Benny R. Powell     5,000,000             -0-                -0-            $0.0053      03/27/2019
David Campiti       5,000,000             -0-                -0-            $0.0048      03/27/2024
Chris Crosby        5,000,000             -0-                -0-            $0.0048      03/27/2024
Isen Robbins        5,000,000             -0-                -0-            $0.0048      03/27/2024
Aimee Schoof        5,000,000             -0-                -0-            $0.0048      03/27/2024

OTHER COMPENSATION

As of the date of this Annual Report, we do not have any annuity, pension, health, stock option, profit sharing retirement, or other similar benefit plans other than our 2013 Stock Option Plan; however, we may adopt such plans in the future. As of the date of this Annual Report, there are no personal benefits available to our officers and directors.

DIRECTOR COMPENSATION

Our directors do not receive any compensation for their service as directors. However, directors re reimbursed for their pre-approved travel expenses and for convention attendance-related expenses.

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

Unless otherwise indicated below, the address of each beneficial owner is c/o Red Giant Entertainment, Inc., 614 Hwy. 50, Suite 235, Clermont, Florida 34711. Unless otherwise indicated below, we believe that each of the persons listed in the table (subject to applicable community property laws) has the sole power to vote and to dispose of the shares listed opposite the shareholder's name. All calculations are based on 2,887,564,631 shares of common stock outstanding as of February 22, 2015.

                                                         Number of             Percent of
                                                          Shares                 Shares
Name and Address of               Title                Beneficially           Beneficially
 Beneficial Owner                of Class                 Owned                  Owned
 ----------------                --------                 -----                  -----
Benny R. Powell                  Common                146,801,600 (1)           5.08%
                                 Preferred               5,000,000 (2)           50.0%

David Campiti                    Common                  43,300,000              1.49%

Chris Crosby                     Common                  34,640,000              1.19%

Isen Robbins                     Common                  43,300,000              1.49%

Aimee Schoof                     Common                  43,300,000              1.49%

Mark Fischbach                   Common                  75,000,000              2.59%
                                 Preferred                5,000,000 (2)         50.00%

All Directors and officers       Common                 386,341,600              14.4%
 as a group                      Preferred               10,000,000            100.00%

Typenex Co-Investment, LLC (3)   Common                 267,304,615              9.26%

JSJ Investments, LLC (4)         Common                 211,842,754              7.34%

WHC Capital, LLC (5)             Common                 160,201,973              5.55%

----------
1. Includes 35,000,000 shares pledged as security to WHC to secure the Debenture. While Mr. Powell shares investment power over such shares, he retains voting rights in such shares unless we default on the 12% Secured Convertible Debenture.
2. Series Z Preferred shares have voting rights on all issues that common stock shareholders are entitled to vote. Series Z preferred shares have 100 votes for every preferred share owned.
3. From Typenex Schedule 13G/A filed Jan. 30, 2015. Consists of shares of common stock issuable upon exercise of the Typenex Warrants at an exercise price of $0.15. This calculation does not include shares issuable upon conversion at Typenex's option of up to $157,000 in principal and any interest under the Typenex Note at a conversion price equal to the average of the closing bid price of our common stock for the fifteen days immediately prior to December 21, 2013 Shares issuable under the Typenex Warrant and the Typenex Note are subject to a maximum beneficial ownership of 9.99%.
4. Based upon stock issuances reported in the Company's Forms 8-K filed Dec. 24, 2014 and Feb. 10, 2015. JSJ Investments, LLC, 2665 Villa Creek Drive, Suite 214, Dallas, TX 75234.
5. Based upon stock issuances reported in the Company's Forms 8-K filed April 22, 2014 and Aug. 29, 2014. WHC Capital, LLC, 303 Merrick Road, Suite 504, Lynbrook, NY 11563. Consists of shares of common stock issuable upon conversion at WHC's option of up to $166,000 in principal and any interest under the Debenture convertible into common stock at 60% of the lowest trading price during the ten consecutive trading days prior to the date of conversion, subject to a maximum beneficial ownership of 9.99% (the calculation in this Annual Report is based on a purchase price equal to $0.0029 per share (60% of $.0048, the lowest price for the ten trading days prior to December 3, 2013) and represents the maximum beneficial ownership of 9.99%). The calculation presented herein does not include interest convertible at the rate set forth above.

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

EXCLUSIVE WEB PUBLISHING CONTRACT WITH KEENSPOT

We have published properties online through websites hosted by Keenspot Entertainment, LLC, under an Exclusive Web Publishing Contract dated June 30, 2010 between Benny R. Powell and Keenspot, a general partnership co-founded by Chris Crosby, our Chief Technology Officer and a member of the Board, co-founded, in which Mr. Crosby serves as Chief Executive Officer. Under this Agreement, Keenspot sells advertising on websites featuring our properties at an agreed upon cost per thousand verified impressions (CPM) to our Keenspot sites whereby advertisers pay based on the number of times the target audience is exposed to the advertisement. The particular CPM rate varies based upon bids by advertisers and other customary factors. In exchange for providing advertising, hosting, IT, and sales management services, Keenspot receives a 50% commission on advertising revenue. In the fiscal years ended August 31, 2013 and 2012, Keenspot received $6,785 and $9,975, respectively from this agreement.

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

Shares exchanged for ComicGenesis were valued at a fair market value of $45,000, the fair market value at the date of exchange. The shares exchanged were contributed by Mr. Powell and the related indebtedness was forgiven to the Company as a contribution of capital. The related investment in ComicGenesis is eliminated in consolidation.

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

On September 12, 2013, the Company received a loan from Benny Powell, an officer and director of the Company, in the amount of $4,000, $886.37 of which has been repaid as of December 5, 2013.

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

On May 10, 2013, we engaged Messineo & Co., CPAs, LLC ("M&Co") as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended August 31, 2013, and to perform procedures related to the financial statements included in our quarterly reports on Form 10-Q, beginning with the quarter ended May 31, 2013. On July 9, 2014, we were informed that M&CO declined to stand for re-appointment. On July 9, 2014, the Company engaged D'Arelli Pruzansky, P.A. ("DP") as our new registered independent public accountant.

AUDIT FEES

DP was paid aggregate fees of approximately $25,000 for the year ended August 31, 2014. M&Co. was paid aggregate fees of approximately $17,200 for the year ended August 31, 2013 and $8,500 in review fees through engagement period for year August 31, 2014. DKM was paid aggregate fees of approximately $2,000 for the year ended August 31, 2013. Audit fees include all professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during such fiscal years.

AUDIT RELATED FEES

Neither of our independent registered public accounting firms was paid additional fees for the years ended August 31, 2014 and August 31, 2013 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

Neither of our independent registered public accounting firms was paid additional fees for the years ended August 31, 2014 and August 31, 2013 for professional services rendered for tax compliance, tax advice, and tax planning during this fiscal year period.

ALL OTHER FEES

Neither of our independent registered public accounting firms was paid any other fees for professional services during the years ended August 31, 2014 and August 31, 2013.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements.

Our consolidated financial statements are included in Part II, Item 8 of this report:

                                                                           Page
                                                                           ----
Reports of Independent Registered Public Accounting Firms                   28
Consolidated Balance Sheets                                                 30
Consolidated Statements of Operations                                       31
Consolidated Statements of Changes in Stockholders' Deficit                 32
Consolidated Statements of Cash Flows                                       33
Notes to the Consolidated Financial Statements                              34

2. Financial Statement Schedules.

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits.

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 59 of this Annual Report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RED GIANT ENTERTAINMENT, INC.


Dated: April 6, 2015                By: /s/ Benny R. Powell
                                        ----------------------------------------
                                        Benny R. Powell
                                        CEO, President, CFO, Secretary, Director
                                        (Principal Executive, Financial and
                                        Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 6, 2015           By: /s/ Benny R. Powell
                                   ---------------------------------------------
                                   Benny R. Powell
                                   CEO, President, CFO, Secretary, Director
                                   (Principal Executive, Financial and
                                   Accounting Officer)


Dated: April 6, 2015           By: /s/ David Campiti
                                   ---------------------------------------------
                                   David Campiti
                                   Chief Operations Officer, Director


Dated: April 6, 2015           By: /s/ Chris Crosby
                                   ---------------------------------------------
                                   Chris Crosby
                                   Chief Technology Officer, Director


Dated: April 6, 2015           By: /s/ Isen Robbins
                                   ---------------------------------------------
                                   Isen Robbins
                                   Chief Intellectual Property Officer, Director


Dated: April 6, 2015           By: /s/ Aimee Schoof
                                   ---------------------------------------------
                                   Aimee Schoof
                                   Chief Business Development Officer, Director

                                  EXHIBIT INDEX

Exhibit                            Description
-------                            -----------

2.1 Share Exchange Agreement among the Registrant, Red Giant Entertainment, Inc., and Benny Powell dated June 6, 2012, which is incorporated herein by reference to Exhibit 10.1 to our Amendment Number 1 to Current Report on Form 8-K filed on November 6, 2012.

2.2 Stock Exchange Agreement between the Registrant and Chris Crosby dated March 4, 2013, which is incorporated herein by reference to Exhibit 2.2 to our Annual Report on Form 10-K filed on December 5, 2013.

3(i).1 Amended and Restated Articles of Incorporation of the Registrant filed with the Nevada Secretary of State on August 23, 2010, which are incorporated herein by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on November 29, 2010.

3(i).2 Certificate of Amendment to Articles of Incorporation of the Registrant filed with the Nevada Secretary of State on June 26, 2012, which is incorporated herein by reference to Exhibit 3.3 to our Annual Report on Form 10-K filed on January 3, 2013.

3(i).3 Certificate of Amendment to Articles of Incorporation of the Registrant filed with the Nevada Secretary of State on January 29, 2014, which is incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on April 21, 2014.

3(ii).1 Amended and Restated Bylaws of the Registrant, which are incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on November 29, 2010.

10.1 Exclusive Web Publishing Contract between Benny Powell and Keenspot Entertainment dated June 30, 2010, which is incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K/A filed on October 31, 2013.

10.2 Share Exchange Agreement with RGE and Benny Powell entered into on June 6, 2012, which is incorporated by reference to Amendment Number 1 for the Form 8-K filed on November 6, 2012.

10.3 Printing Agreement between Active Media Publishing, LLC and the Registrant dated March 13, 2013, which is incorporated by reference to
         Exhibit 10.2 to our Annual Report on Form 10-K filed on December 5,
         2013.

10.4 Securities Purchase Agreement dated April 15, 2013 between the Registrant and Iconic Holdings, LLC, which is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2013.

10.5 Registration Rights Agreement dated April 15, 2013 between the Registrant and Iconic Holdings, LLC, which is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 20, 2013.

10.6 9.9% Secured Convertible Promissory Note dated April 15, 2013 between the Registrant and Iconic Holdings, LLC, which is incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 20, 2013.

10.7 6% Convertible Redeemable Note dated May 24, 2013 between the Registrant and GEL Properties, LLC, incorporated by reference to
         Exhibit 4.11 to our Annual Report on Form 10-K/A filed on February 20, 2014.

10.8 Back-End 6% Convertible Redeemable Secured Note dated May 24, 2013 between the Registrant and GEL Properties, LLC, which is incorporated by reference to Exhibit 4.12 to our Annual Report on Form 10-K/A filed on February 20, 2014.

10.9 $75,000 Secured Promissory Note dated May 24, 2013 between GEL Properties, LLC and the Registrant, which is incorporated to Exhibit
         10.7 to Form 10-K/A filed on February 20, 2014.

10.10 Promissory Note dated June 11, 2013 between the Registrant and JMJ Financial, which is incorporated by reference to Exhibit 4.13 to our Annual Report on Form 10-K/A filed on February 20, 2014.

10.11 Securities Purchase Agreement between the Registrant and Typenex Co-Investment, LLC dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on January 27, 2014.

10.12 Secured Convertible Promissory Note between the Registrant and Typenex Co-Investment, LLC dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on January 27, 2014.

10.13 Warrant to Purchase Shares of Common Stock between the Registrant and Typenex Co-Investment, LLC dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K filed on January 27, 2014.

10.14 Secured Buyer Note #1 between Typenex Co-Investment, LLC and the Registrant dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.4 to our Current Report on Form 8-K filed on January 27, 2014.

10.15 Secured Buyer Note #2 between Typenex Co-Investment, LLC and the Registrant dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.5 to our Current Report on Form 8-K filed on January 27, 2014.

10.16 Buyer Note #3 between Typenex Co-Investment, LLC and the Registrant dated June 21, 2013, which is incorporated herein by reference to
         Exhibit 99.6 to our Current Report on Form 8-K filed on January 27,
         2014.

10.17 Buyer Note #4 between Typenex Co-Investment, LLC and the Registrant dated June 21, 2013, which is incorporated herein by reference to
         Exhibit 99.7 to our Current Report on Form 8-K filed on January 27,
         2014.

10.18 Membership Interest Pledge Agreement between the Registrant and Typenex Co-Investment, LLC dated June 21, 2013, which is incorporated herein by reference to Exhibit 99.8 to our Current Report on Form 8-K filed on January 27, 2014.

10.19 Security Agreement between the Registrant and Typenex Co-Investment, LLC dated June 21, 2013, which is incorporated herein by reference to
         Exhibit 99.9 to our Current Report on Form 8-K filed on January 27,
         2014.

10.20 Purchase Agreement dated August 1, 2013 between the Registrant and WHC Capital, LLC, which is incorporated herein by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed on December 5, 2013.

10.21 Pledge and Security Agreement dated August 1, 2013 between the Registrant and WHC Capital, LLC, which is incorporated herein by reference to Exhibit 4.5 to our Annual Report on Form 10-K filed on December 5, 2013.

10.22 12% Secured Convertible Debenture dated August 1, 2013 between the Registrant and WHC Capital, LLC, which is incorporated herein by reference to Exhibit 4.6 to our Annual Report on Form 10-K filed on December 5, 2013.

10.23 Convertible Note dated August 5, 2013 between the Registrant and JSJ Investments, Inc., which is incorporated herein by reference to Exhibit
         4.7 to our Annual Report on Form 10-K filed on December 5, 2013.

10.24* 8% Convertible Note dated September 30, 2013 between the Registrant and Asher Enterprises, Inc.

10.25 9% Convertible Redeemable Note dated October 2, 2013 between the Registrant and LG Capital Funding, LLC, which is incorporated herein by reference to Exhibit 4.8 to our Annual Report on Form 10-K filed on December 5, 2013.

10.26 Service Agreement between the Registrant and Integrity Media, Inc. dated October 11, 2013, which is incorporated by reference to Exhibit
         10.13 to our Annual Report on Form 10-K/A filed on February 20, 2014.

10.27++ Independent Contractor Agreement between the Registrant and Isen Robbins dated October 25, 2013, which is incorporated herein by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed on December 5, 2013.

10.28++ Independent Contractor Agreement between the Registrant and Christopher Charles Crosby dated October 25, 2013, which is incorporated herein by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed on December 5, 2013.

10.29++ Independent Contractor Agreement between the Registrant and David Campiti dated October 25, 2013, which is incorporated herein by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on December 5, 2013.

10.30++ Independent Contractor Agreement between the Registrant and Aimee Schoof dated October 25, 2013, which is incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on December 5, 2013.

10.31 Securities Purchase Agreement dated November 11, 2013 between the Registrant and Asher Enterprises, Inc., which is incorporated herein by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed on December 5, 2013.

10.32 Convertible Promissory Note dated November 11, 2013 between the Registrant and Asher Enterprises, Inc., which is incorporated herein by reference to Exhibit 4.9 to our Annual Report on Form 10-K filed on December 5, 2013.

10.33 Supply Agreement between the Registrant and Diamond Comic Distributors dated as of November 25, 2013, which is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on January 14, 2014.

10.34* 10% Convertible Promissory Note dated December 20, 2013 between Registrant and Iconic Holdings, LLC.

10.35 2013 Stock Option Plan, which is incorporated herein by reference to Exhibit C to our Definitive Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 filed on January 6, 2014.

10.36 Settlement Agreement and Release between AGS Capital Group, LLC and the Registrant dated December 30, 2013, which is incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on April 21, 2014.

10.37 12% Convertible Promissory Note Dated December 30, 2013 between the Registrant and AGS Capital Group, LLC, which is incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10- Q filed on April 21, 2014.

10.38* 8% Promissory Note and Securities Purchase Agreement dated January 7, 2014 between Registrant and Asher Enterprises, Inc.

10.39 18% Convertible Promissory Note Dated January 8, 2014 between the Registrant and AGS Capital Group, LLC, which is incorporated herein by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q filed on April 21, 2014.

10.40 Settlement Agreement and Release with IBC Funds, LLC dated February 5, 2014, which is incorporated herein by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q filed on April 21, 2014.

10.41* Court Order approving Settlement Agreement dated February 7, 2014 between IBC Funds, LLC and the Registrant.

10.42 8% Convertible, Redeemable Note between the Registrant and LG Capital Funding, LLC dated as March 5, 2014, which is incorporated herein by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q filed on April 21, 2014.

10.43 8% Convertible Redeemable Note dated April 28, 2014 between the Registrant and GEL Properties, LLC, which is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 11, 2014.

10.44 Form of Collateralized Secured Promissory Note between GEL Properties, LLC and the Registrant dated April 28, 2014, which is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on July 11, 2014.

10.45 9% Convertible Note dated May 30, 2014 between the Registrant and LG Capital Funding, LLC (first LG Note), which is incorporated herein by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on July 11, 2014.

10.46 9% Convertible Note dated May 30, 2014 between the Registrant and LG Capital Funding, LLC (second LG Note), which is incorporated herein by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on July 11, 2014.

10.47 Securities Purchase Agreement dated May 30, 2014 between the Registrant and LG Capital Funding, LLC, which is incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 11, 2014.

10.48 Form of Collateralized Secured Promissory Note between LG Capital Funding, LLC and the Registrant May 30, 2014, which is incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on July 11, 2014.

10.49 12% Convertible Note dated June 10, 2014 between the Registrant and JSJ Investments, Inc., which is incorporated herein by reference to Exhibit
         4.5 to our Current Report on Form 8-K filed on July 11, 2014.

10.50* 22 % Amended Convertible Note (formerly 12 %) dated July 11, 2014 between the Registrant and JSJ Investments, Inc.

10.51 Promotion Agreement between the Registrant and Toys "R" Us - Delaware, Inc. dated as of June 16, 2014, which is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on July 11, 2014.

10.52 22% Convertible Note between the Registrant and JSJ Investments, Inc. dated July 25, 2014, which is incorporated herein by reference to
         Exhibit 4.1 to our Current Report on Form 8-K filed on August 1, 2014.

10.53 Form of Amendment to Notes to JSJ Investments, Inc. dated July 25, 2014, which is incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 1, 2014.

10.54 22% Convertible Note between the Registrant and JSJ Investments, Inc. dated August 20, 2014, which is incorporated herein by reference to
         Exhibit 4.1 to our Current Report on Form 8-K filed on August 29, 2014.

14 Code of Ethics for Senior Financial Officers, which is incorporated herein by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed on November 29, 2010.

16 Letter from Messineo & Co., CPAs, LLC, dated July 9, 2014, regarding Change in Certifying Accountant, which is incorporated herein by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on July 9, 2014.

21*      List of Subsidiaries.

31.1*    Chief Executive Officer Section 302 Certification.

31.2*    Chief Financial Officer Section 302 Certification.

32*      Chief Executive Officer and Chief Financial Officer Section 906
         Certification.

101* The following materials from our Annual Report on Form 10-K for the fiscal year ended August 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes.

----------
*    Filed herewith.
+ Confidential Treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.
++   Management contract or compensatory plan or arrangement.