Form 10-Q
period 2014-11-30
Red Giant Entertainment, Inc.
filed 2015-06-04
CIK 1411179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period November 30, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the transition period from __________ to _____________

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

As of June 2, 2015, there were 2,988,799,395 shares of our common stock, $0.0001 par value per share, issued and outstanding.

RED GIANT ENTERTAINMENT, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Red Giant Entertainment, Inc.
Consolidated Balance Sheets

	November 30,	August 31,
	2014	2014
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$82,520	$5,953
Inventory	6,990	6,990

Total Current Assets	89,510	12,943

Property and equipment, net of accumulated
depreciation of $6,476 and $5,103, respectively	24,529	25,902

TOTAL ASSETS	$114,039	$38,845

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$214,337	$230,281
Shareholder loans	7,731	58,839
Convertible notes payable, net of discount	615,299	447,032
Derivative liability, notes	3,757,252	3,518,650
Derivative liability, warrants	35,000	35,000
Total Current Liabilities	4,629,659	4,289,802

TOTAL LIABILITIES	4,629,659	4,289,802

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.0001 par
10,000,000 shares issued and outstanding	1,000	-
Common stock: 6,000,000,000 authorized; $0.0001 par
2,697,687,232 and 2,540,260,752 shares issued and outstanding	269,769	254,026
Additional paid in capital	7,371,997	6,863,020
Treasury stock, at cost; 1,785,900 shares	(55,000)	(55,000)
Accumulated deficit	(12,103,386)	(11,313,003)
Total Stockholders' Deficit	(4,515,620)	(4,250,957)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$114,039	$38,845

See accompanying notes to unaudited consolidated financial statements

Red Giant Entertainment, Inc.
Consolidated Statements of Operations
(unaudited)

	For the
	Three Months Ended
	November 30,
	2014	2013

Revenues	$895	$3,379
Cost of sales	837	2,378
	58	1,001

Operating Expenses
Selling and marketing	1,166	52,841
Compensation	7,601	14,242
Professional	38,054	18,970
General and administration	221,393	45,769
Depreciation and amortization	1,373	5,790
Total operating expenses	269,587	137,612

Net loss from operations	(269,587)	(136,611)

Other income (expense)
Interest expense	(259,249)	(193,811)
Change in derivatives	(261,605)	(31,399)
Gain (loss) on settlement of liabilities and derivative valuation	-	(68,200)
Income taxes	-	-
Net loss	$(790,383)	$(430,021)

Basic and dilutive loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	2,601,765,486	438,927,273

See accompanying notes to unaudited consolidated financial statements

Red Giant Entertainment, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	November 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(790,383)	$(430,021)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	1,373	5,790
Amortization of deferred financing costs	220,984	193,811
Change in derivatives	261,605	31,399
(Gain) Loss on settlements	-	68,200
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	-	(2,095)
Inventory	-	1,115
Prepaid expenses and other assets	-	(7,092)
Increase (decrease) in operating liabilities:
Accrued expenses	(15,904)	(9,119)
Total adjustments	468,058	282,009
Net Cash (Used in) Operating Activities	(322,325)	(148,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loans, net	(1,108)	3,114
Proceeds from Loan(s)	100,000	130,000
Proceeds from issuance of stock	300,000	-
Net Cash (Used in) Provided by Financing Activities	398,892	133,114

Net increase (decrease) in cash and cash equivalents	76,567	(14,898)
Cash and cash equivalents, beginning of period	5,953	14,937
Cash and cash equivalents, end of period	$82,520	$39

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Expenses paid from proceeds of debt	$-	$15,500
Debt converted to equity	$52,717	$60,000
Stock exchanged for shareholder debt	$50,000	$-

See accompanying notes to unaudited consolidated financial statements

Red Giant Entertainment, Inc.
Notes to the Consolidated Financial Statements
For the Three Months Ending November 30, 2014 and 2013
(Unaudited)

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

Interim Financial Statements - Basis of Presentation
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

These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended August 31, 2014, and the notes thereto and other pertinent information contained in our Form 10-K filed with the Securities and Exchange Commission on April 6, 2015.

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

Cash Flow Reporting
The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. We had no cash equivalents during the years then ended.

Property and Equipment
Property and equipment are recorded at historical cost.  Depreciation is calculated on a straight-line basis over the estimated useful life of the asset.  The Company currently has equipment being depreciated for estimated lives of three to five years.

Intangible Assets
Intangible assets, including intellectual property and a web site, have been recorded at their fair historical cost. Amortization is calculated on a straight-line basis over the estimated useful life of three years.  The Company periodically tests the carrying value for impairment as noted below.  As of November 30, 2014 and August 31, 2014, all intangible assets have been fully amortized or impaired.

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

Creative Services are artwork, writing, advertising, and other creative endeavors we handle for outside clients.  Revenue is recognized upon completion of the services.

Shipping and Handling for purchases are paid directly by the consumer through PayPal.

Cost of Sales
Cost of sales includes the cost of creating services or artwork, advertising and books.

Advertising
Advertising costs are expensed as incurred.  The Company expensed advertising costs of $0 and $25,014 for the three months ending November 30, 2014 and 2013, respectively.

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

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10,”Accounting for Income Taxes,” which requires, among other things, an asset and a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

Earnings (Loss) Per Share
The Company follows ASC 260, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  There were approximately 2,325,876,000 common stock equivalents outstanding at November 30, 2014, related to the convertible debt arrangements and an additional 25,000,000 options (with exercise price greater than market value as of November 30, 2014).  Due to losses, dilutive earnings per share is not presented, as the effect would be anti-dilutive.

NOTE 3 - MANAGEMENT STATEMENT REGARDING GOING CONCERN

The Company’s revenues are insufficient to meet its operating expenses. The Company has incurred net losses of $790,383 for the three months ending November 30, 2014. Accumulated losses resulted in an accumulated deficit of $12,103,386 as of November 30, 2014. The Company has a net working capital deficit of $4,540,149 and cash used in operations of $322,325 for the three month period ending November 30, 2014.  The total shareholders’ deficit at November 30, 2014 was $4,515,620. Due to the financial position, and given the current economic environment and the continuing need to strengthen our cash position, management believes that there is substantial doubt about the Company’s ability to continue as a going concern. Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities, as well as strategic other transactions, to obtain additional funding to continue the development of, and successfully commercialize, its products. There can be no assurance that the Company will be successful in its efforts and this raises substantial doubt about the Company’s future. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed, and the Company would be unable to continue as a going concern.

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

NOTE 4 - INVENTORY

As of November 30, 2014 and August 31, 2014, inventory consisted of physical copies of published books, as well as artwork used for digitally distributed works for advertising revenue and future publications. The inventory is valued at the lower of the cost to produce, on a first-in-first-out (FIFO) basis, or market value.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The Company entered into several lending arrangements with lenders, each with convertible features. The Company evaluated the terms of the convertible notes in accordance with ASC Topic No. 815 - 40, Derivative and Hedging Contracts – Contracts in Entities’ Own Stock and the underlying conversion features that are indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a derivative liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. Therefore, the Company recorded a derivative liability and recognized a debt discount on the notes on the origination date. The debt discount was recorded as reduction (contra-liability) to the Convertible Notes Payable. The debt discount is being amortized over the life of the notes. Additionally, the notes called for an immediate withholding for service charges, which has been treated as an original issue discount or deferred financing costs, a contra-liability charge, which is amortized as finance cost over the life of the loan. Interest expense, in the amount of $259,249 and $193,811 was recognized for the amortization of derivative debt discounts and deferred financing costs for the period ended November 30, 2014 and 2013, respectively.

A derivative liability, in the amount of $3,757,252 and $3,518,650 has been recorded, as of November 30, 2014 and August 31, 2014, respectively, related to the notes. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	0.08%
Expected lives (years)	0.092
Expected price volatility	431.2%
Forfeiture Rate	0.0%

Summary of Convertible Notes Payable:
Original remaining outstanding principal	$724,283
Unamortized deferred finance costs	-
Unexpired debt discounts	(108,984)
Total	615,299
Current portion of debt	615,299
Long-term debt	$-

NOTE 6 - CAPITAL STOCK

Preferred Stock
The Company has 100,000,000 shares of preferred stock authorized and designated a class of preferred stock as “Series Z.” Each Series Z Preferred Share is entitled to a liquidation preference equal to the original purchase price of the Series Z Preferred Shares ($0.03 per share). In addition, subject to the applicable rules and published guidance of a national securities exchange or automated inter-dealer quotation system on which our common stock may in the future be listed or quoted (the "Listing Rules"), and for so long as investor continues to hold Series Z Preferred Shares, the holder will be entitled to 100:1 super-voting rights on all matters submitted to a vote of our stockholders, subject to adjustment. The Company retains the option of redeeming the Series Z Shares to the extent that we reasonably determine that the above rights would impede our ability to be listed or quoted under the Listing Rules.

As of November 6, 2014, the Company entered into a Securities Purchase Agreement (the "SPA") with Mark Fischbach under which we agreed to issue to Mr. Fischbach (i) 30,000,000 shares of our common stock (the "Common Shares"); and (ii) 5,000,000 shares of our proposed Series Z Preferred Stock, with rights, privileges and preferences as set forth above (the "Series Z Preferred Shares") (collectively with the Common Shares, the "Shares") for an aggregate price of $200,000 (the "Purchase Price"). We closed on this transaction on November 12, 2014. Mr. Fischbach is entitled appoint one member of our Board.  Mr. Fischbach has been appointed to our Board.

As of November 30, 2014, we entered into an oral agreement with our director and officer Benny R. Powell under which we agreed to issue to Mr. Powell 5,000,000 shares of our Series Z Preferred Stock, with rights, privileges and preferences as set forth above in exchange for payment of $150,000.  As of November 30, 2014 $100,000 has been received and $50,000 was applied as a reduction of amounts payable to Mr. Powell.  The transaction closed in December 2014.

Common Stock
On April 16, 2015, the Company amended its Articles of Incorporation, increasing the number of authorized common shares to 6,000,000,000. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.  The balance sheet, as of November 30, 2014 retroactively reflects the authorized shares, as amended.

During the year ending August 31, 2013. the Company entered into a stock buy-back plan, whereby 1,785,900 shares were repurchased for $55,000 cost. The shares remain in the name of the Company until such time as they are cancelled.

During the three month period ending November 30, 2013, the Company issued 22,636,273 shares of its common stock in satisfaction of obligation to $60,000 of convertible notes payable. During the three month period ending November 30, 2014, the Company issued 127,426,480 shares of its common stock upon conversion in satisfaction of $52,717 of convertible notes payable at the contractual rate.  The shares issued were recorded at the quoted market price of the Company’s common stock at the date of conversion with the difference treated as a reduction to the derivative liability previously established for the convertible debt.

NOTE 7 - RELATED PARTIES

Benny Powell is an officer and director of Red Giant Entertainment, Inc., a Florida corporation, which is a subsidiary and operating company of Red Giant Entertainment, Inc., a Nevada corporation.

The Company purchases print materials through Active Media Publishing, Inc. ("AMPI"), an entity wholly owned by Mr. Powell. AMPI has certain arrangements with overseas printing companies, whereby the printing is provided to the Company. The agreement with AMPI provides for printing at cost prices on a non-exclusive basis. During the quarterly period ended November 30, 2014 and 2013, the Company purchased print media in the amount of $0 and $3,750, respectively.

Keenspot Entertainment, LLC, a company owned by our director Chris Crosby, has been paid or accrued commissions in the amount of approximately $684 and $917 during the quarterly period ended November 30, 2014 and 2013, respectively.

The Company also from time to time has retained Glass House Graphics, a sole proprietorship owned by David Campiti, our Chief Operating Officer and a member of the Board, to provide creative services for us. The Company paid an aggregate of $68,500 and $12,575 to Glass House Graphics during the quarterly period ended November 30, 2014 and 2013, respectively.

The Company does not have employment contracts with its controlling shareholder who also is the Company’s president and chief executive officer, although it has independent contractor agreements with its other officers.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 8 - BUSINESS SEGMENTS

The Company generates revenues from three service offerings: Advertising, Book publishing and Creative. The Company's management measures its performance by revenue lines and does not allocate its selling, general and administrative expenses to each revenue offering. A summary of the lines of revenue are as follows:

	November 30,
	2014	2013
Revenues
Advertising	$837	$1,284
Book publishing	58	2,095
Creative	-	-
TOTAL:	$895	$3,379

Cost of Sales
Advertising	$837	$1,342
Book publishing	-	1,036
Creative	-	-
TOTAL:	$837	$2,378

Gross Margin
Advertising	$-	$(58)
Book publishing	58	1,059
Creative	-	-
TOTAL:	$58	$1,001

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Our convertible note agreements contain default provisions, which include the provision that we are in default if we are delinquent in our filings of our annual and quarterly reports.  As of December 15, 2014, the Company was in default under these provisions because we were delinquent in the filing of our annual report. We estimate these default costs will be approximately $224,000, which satisfaction will require additional issuance of common stock, in accordance with conversion terms of those agreements.  We estimate that an additional 598,176,000 shares of common stock will be required to be issued in satisfaction of these terms.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to November 30, 2014, convertible debt holders converted approximately $103,250 in principal and interest in exchange for 291,112,163 shares of the Company's common stock.

On April 16, 2015, the Company amended its Articles of Incorporation, increasing the number of authorized common shares to 6,000,000,000. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.  The balance sheet, as of November 30, 2014 retroactively reflects the authorized shares, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Quarterly Report on Form 10-Q (this "Quarterly Report") includes "forward-looking statements." All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The word "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. Consequently, all of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences or effects on our business operations. We assume no obligation to update publicly, except as required by law, any such forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from those reported in our Annual Report on Form 10-K for our fiscal year ended August 31, 2014, filed with the SEC on April 6, 2015. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2014 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2013

REVENUES. During the three months ended November 30, 2014 and 2013, revenues were $895 and $3,379, a decrease of $2,484.

COST OF SALES. During the three months ended November 30, 2014 and 2013, we incurred cost of sales of $837 and $2,378, a decrease of $1,541.

GROSS PROFITS. Gross profit decreased from $1,001 during the three months ended
November 30, 2013 to $58 during the three months ended November 30, 2014.

OPERATING EXPENSES. During the three months ended November 30, 2014, we incurred operating expenses of $269,587 compared to $137,612 incurred during the three months ended November 30, 2013, an increase of $131,975. This increase occurred primarily due to payroll management fees and administrative costs.

OTHER EXPENSES. Other expenses included interest expense, which increased to $259,249 from $193,811 in the three months ended November 30, 2014 from the three months ended November 30, 2013, and the change in derivatives, which increased to $261,605 from $31,399 during the same periods.

NET LOSS. Our net loss for the three months ended November 30, 2014 was $790,383 compared to a net loss of $430,021 during the three months ended November 30, 2013, a loss increase of $360,362.

LIQUIDITY AND CAPITAL RESOURCES

We financed ourselves during the reporting period largely through the issuance of securities to lenders in stock-based loan transactions.  We dealt with several lenders.

Our net cash used by operating activities was $322,325 for the three month period ended November 30, 2014. Cash used in investing activities was $0 for the three month period ended November 30, 2013.  Cash provided by financing activities for the three month period ended November 30, 2014 was $398,892, consisting primarily of proceeds from convertible notes payable of $100,000 and proceeds from the issuance of preferred and common stock, in the amount of $300,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a "smaller reporting company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our Chief Executive Officer and the Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of November 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of November 30, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2014. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). While this assessment is not formally documented, management concluded that, as of November 30, 2014, our internal control over financial reporting is not effective based on those criteria.

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
•
Documentation of proper accounting procedures is not present and fundamental elements of an effective control environment were not present as of November 30, 2014, including formalized monitoring procedures.

•
While we now have five officers, there is still no segregation of duties with respect to internal controls, no management oversight, and no additional persons reviewing control documentation, and no control documentation is being produced at this time.

NO CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

In accordance with convertible note agreements, delinquent filings of our annual and quarterly reports are subject to default provisions.  As of the date of filing, we are delinquent in filing our reports for the quarters ended November 30, 2014, and February 28, 2015 and were late in filing our annual report for the year ended August 31, 2014. These delinquencies trigger defaults in the terms of outstanding loan covenants for which monetary penalties are accruing.

We estimate these costs to be approximately $224,000, which satisfaction will require additional issuance of common stock, in accordance with conversion terms of those agreements.  We estimate that an additional 598,176,000 shares of common stock will be required to be issued in satisfaction of these terms.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description

3.1	Amendment No. 1 to Bylaws, which is incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 12, 2014.

4.1	Certificate of Designation of Series Z Preferred Stock, which is incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 12, 2014.

10.1
Securities Purchase Agreement between the Registrant and Mark Fischbach, dated as of November 6, 2014, which is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 12, 2014.

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

RED GIANT ENTERTAINMENT, INC.

Date: June 4, 2015	By:	/s/ Benny R. Powell
Benny R. Powell
Chief Executive Officer & Principal Executive Officer, Chief Financial Officer & Principal Financial Officer