Form 10-Q
period 2015-02-28
Red Giant Entertainment, Inc.
filed 2015-06-18
CIK 1411179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period February 28, 2015

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

As of June 15, 2015, there were 2,988,799,395 shares of our common stock, $0.0001 par value per share, issued and outstanding.

RED GIANT ENTERTAINMENT, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Red Giant Entertainment, Inc.
Consolidated Balance Sheets

	February 28,	August 31,
	2015	2014
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$41,867	$5,953
Accounts receivable, net of allowance for doubtful
accounts of $1,253 and $1,253, respectively	-	-
Inventory	6,990	6,990
Total Current Assets	48,857	12,943

Property and equipment, net of accumulated
depreciation of $7,940 and $5,103, respectively	23,065	25,902

TOTAL ASSETS	$71,922	$38,845

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$313,520	$230,281
Shareholder loans	18,544	58,839
Convertible notes payable, net of discounts	586,934	447,032
Derivative liability, notes	4,014,787	3,518,650
Derivative liability, warrants	22,500	35,000
Total Current Liabilities	4,956,285	4,289,802

TOTAL LIABILITIES	4,956,285	4,289,802

Commitments and Contingencies

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.0001 par value
10,000,000 shares issued and outstanding	1,000	-
Common stock: 6,000,000,000 authorized; $0.0001 par value
2,988,799,395 and 2,540,260,752 shares issued and outstanding	298,881	254,026
Additional paid in capital	7,781,721	6,863,020
Treasury stock, at cost; 1,785,900 shares	(55,000)	(55,000)
Accumulated deficit	(12,910,965)	(11,313,003)
Total Stockholders' Deficit	(4,884,363)	(4,250,957)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$71,922	$38,845

See accompanying notes to unaudited consolidated financial statements

Red Giant Entertainment, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

Revenues	$1,481	$7,245	$2,376	$10,624
Cost of sales	1,278	6,708	2,115	9,087
	203	537	261	1,537
Operating Expenses
Selling and marketing	20,881	19,008	22,047	71,849
Compensation	7,940	17,720	15,541	31,962
Professional	55,075	36,794	93,129	55,764
General and administration	54,458	63,563	275,851	109,332
Depreciation and amortization	1,464	5,832	2,837	11,622
Total operating expenses	139,818	142,917	409,405	280,529

Net loss from operations	(139,615)	(142,380)	(409,144)	(278,992)

Other income (expense)
Interest expense	(216,887)	(566,460)	(476,136)	(699,094)
Change in derivative	(451,077)	(365,559)	(712,682)	(465,158)

Net loss	$(807,579)	$(1,074,399)	$(1,597,962)	$(1,443,244)

Basic and dilutive loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	2,883,299,956	537,884,219	2,740,985,828	487,862,214

See accompanying notes to unaudited consolidated financial statements

Red Giant Entertainment, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	February 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,597,962)	$(1,443,244)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	2,837	11,622
Amortization of debt discounts and financing costs	328,913	699,094
Change in derivatives	712,682	465,158

Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	-	(1,253)
Inventory	-	3,798
Prepaid expenses and other assets	-	(21,603)
Increase (decrease) in operating liabilities:
Accrued expenses	83,239	(3,399)
Total adjustments	1,127,671	1,153,417
Net Cash (Used in) Provided By Operating Activities	(470,291)	(289,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(1,264)
Net Cash (Used in) Investing Activities	-	(1,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loans, net	(40,295)	2,664
Proceeds from Loan(s)	196,500	288,000
Proceeds from issuance of stock	350,000	-
Net Cash (Used in) Provided by Financing Activities	506,205	290,664

Net increase (decrease) in cash and cash equivalents	35,914	(427)
Cash and cash equivalents, beginning of period	5,953	14,937
Cash and cash equivalents, end of period	$41,867	$14,510

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Expenses paid from proceeds of debt	$3,500	$24,000
Debt converted to equity	$185,510	$465,000

See accompanying notes to unaudited consolidated financial statements

Red Giant Entertainment, Inc.
Notes to the Consolidated Financial Statements
For the Three and Six Months Ending February 28, 2015 and 2014
(Unaudited)

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

	As of February 28, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$4,037,287	$-	$-	$4,037,287	$4,037,287
Total Derivative Liabilities	$4,037,287	$-	$-	$4,037,287	$4,037,287

Balance, August 31, 2014	$3,553,650
Total (gains) losses realized and included in net loss	712,682
Purchases, issuances and settlements	(229,045)
Transfers in (out)	-
Balance, February 28, 2015	$4,037,287

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. We had no cash equivalents during the periods presented.

Property and Equipment
Property and equipment are recorded at historical cost.  Depreciation is calculated on a straight-line basis over the estimated useful life of the asset.  The Company currently has equipment being depreciated for estimated lives of three to five years.

Intangible Assets
Intangible assets, including intellectual property and a web site, have been recorded at their fair historical cost. Amortization is calculated on a straight-line basis over the estimated useful life of three years.  The Company periodically tests the carrying value for impairment as noted below.  As of February 28, 2015 and August 31, 2014, all intangible assets have been fully amortized or impaired.

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

Advertising
Advertising costs are expensed as incurred.  The Company expensed advertising costs of $2,400, $19,008, $2,400 and $49,066 for the three and six months ending February 28, 2015 and 2014, respectively.

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

Earnings (Loss) Per Share
The Company follows ASC 260, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  There were approximately 4,697,735,000 common stock equivalents outstanding at February 28, 2015, related to the convertible debt arrangements and an additional 25,000,000 options (with exercise price greater than market value as of February 28, 2015).  Due to losses, dilutive earnings per share is not presented, as the effect would be anti-dilutive.

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

NOTE 3 - MANAGEMENT STATEMENT REGARDING GOING CONCERN

The Company’s revenues are insufficient to meet its operating expenses. The Company has incurred net losses of $1,597,962 for the six months ending February 28, 2015. Accumulated losses resulted in an accumulated deficit of $12,910,965 as of February 28, 2015. The Company has a net working capital deficit of $4,907,428, as of February 28, 2015, and cash used in operations of $470,291 for the six months ending February 28, 2015.  The total shareholders’ deficit at February 28, 2015 was $4,884,363. Due to the Company’s financial position, and given the current economic environment and the continuing need to strengthen our cash position, management believes that there is substantial doubt about the Company’s ability to continue as a going concern. Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities, as well as other strategic transactions, to obtain additional funding to continue the development of, and successfully commercialize, its products. There can be no assurance that the Company will be successful in its efforts and this raises substantial doubt about the Company’s future. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed, and the Company would be unable to continue as a going concern.

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

NOTE 4 - INVENTORY

As of February 28, 2015 and August 31, 2014, inventory consisted of physical copies of published books, as well as artwork used for digitally distributed works for advertising revenue and future publications. The inventory is valued at the lower of the cost to produce, on a first-in-first-out (FIFO) basis, or market value.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The Company entered into several lending arrangements with lenders, each with convertible features. The Company evaluated the terms of the convertible notes in accordance with ASC Topic No. 815 - 40, Derivative and Hedging Contracts – Contracts in Entities’ Own Stock and the underlying conversion features that are indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a derivative liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. Therefore, the Company recorded a derivative liability and recognized a debt discount on the notes on the origination date. The debt discount was recorded as reduction (contra-liability) to the Convertible Notes Payable. The debt discount is being amortized over the life of the notes. Additionally, the notes called for an immediate withholding for service charges, which has been treated as an original issue discount or deferred financing costs, a contra-liability charge, which is amortized as finance cost over the life of the loan. Interest expense, in the amount of $476,136 and $699,094 was recognized for the amortization of derivative debt discounts and deferred financing costs for the six months ended February 28, 2015 and 2014, respectively.

A derivative liability, in the amount of $4,014,787 and $3,518,650 has been recorded, as of February 28, 2015 and August 31, 2014, respectively, related to the notes. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	0.08%
Expected lives (years)	0.076
Expected price volatility	429.9%
Forfeiture Rate	0.0%

Summary of Convertible Notes Payable:
Original remaining outstanding principal	$691,490
Unamortized deferred finance costs	(3,080)
Unexpired debt discounts	(101,476)
Total	586,934
Current portion of debt	586,934
Long-term debt	$-

NOTE 6 - CAPITAL STOCK

Preferred Stock
The Company has 100,000,000 shares of preferred stock authorized and designated a class of preferred stock as “Series Z.” Each Series Z Preferred Share is entitled to a liquidation preference equal to the original purchase price of the Series Z Preferred Shares ($0.03 per share). In addition, subject to the applicable rules and published guidance of a national securities exchange or automated inter-dealer quotation system on which our common stock may in the future be listed or quoted (the "Listing Rules"), and for so long as investor continues to hold Series Z Preferred Shares, the holder will be entitled to 100:1 super-voting rights on all matters submitted to a vote of our stockholders, subject to adjustment. The Company retains the option of redeeming the Series Z Shares to the extent that we reasonably determine that the above rights would impede our ability to be listed or quoted under the Listing Rules. We have issued 10,000,000 Series Z Preferred Shares.

As of November 30, 2014, we entered into an oral agreement with our director and officer Benny R. Powell under which we agreed to issue to Mr. Powell 5,000,000 shares of our Series Z Preferred Stock, with rights, privileges and preferences as set forth above in exchange for payment of $150,000.  As of November 30, 2014 $100,000 has been received and $50,000 was applied as a reduction of amounts payable to Mr. Powell.  The transaction was reduced to writing and closed on December 22, 2014.

Common Stock
On April 16, 2015, the Company amended its Articles of Incorporation, increasing the number of authorized common shares to 6,000,000,000. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.  The balance sheet, as of February 28, 2015 retroactively reflects the authorized shares, as amended.

During the year ending August 31, 2013 the Company entered into a stock buy-back plan, whereby 1,785,900 shares were repurchased for $55,000 cost. The shares remain in the name of the Company until such time as they are cancelled.

During the six month period ending February 28, 2014, the Company issued 266,960,505 shares of its common stock in satisfaction of obligation to $465,000 of convertible notes payable.

During the six month period ending February 28, 2015, the Company issued 418,538,643 shares of its common stock, with a fair market value of $614,558, upon conversion in satisfaction of $185,510 of convertible notes payable at the contractual rate.  The shares issued were recorded at the quoted market price of the Company’s common stock at the date of conversion with the difference of $429,048 treated as a reduction to the derivative liability previously established for the convertible debt.

NOTE 7 - RELATED PARTIES

Benny Powell is an officer and director of Red Giant Entertainment, Inc., a Florida corporation, which is a subsidiary and operating company of Red Giant Entertainment, Inc., a Nevada corporation.

The Company purchases print materials through Active Media Publishing, Inc. ("AMPI"), an entity wholly owned by Mr. Powell. AMPI has certain arrangements with overseas printing companies, whereby the printing is provided to the Company. The agreement with AMPI provides for printing at cost prices on a non-exclusive basis. During the six month periods ended February 28, 2015 and 2014, the Company purchased print media in the amount of $0 and $47,115, respectively.

Keenspot Entertainment, LLC, a company owned by our director Chris Crosby, has been paid or accrued commissions in the amount of approximately $1,340 and $1,409 during the six month periods ended February 28, 2015 and 2014, respectively.

The Company also from time to time has retained Glass House Graphics, a sole proprietorship owned by David Campiti, our Chief Operating Officer and a member of the Board, to provide creative services for us. The Company paid an aggregate of $68,500 and $12,575 to Glass House Graphics during the six month periods ended February 28, 2015 and 2014, respectively.

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

NOTE 8 - BUSINESS SEGMENTS

The Company generates revenues from three service offerings: Advertising, Book publishing and Creative. The Company's management measures its performance by revenue lines and does not allocate its selling, general and administrative expenses to each revenue offering. A summary of the lines of revenue are as follows:

	February 28,
	2015	2014
Revenues
Advertising	$1,815	$2,321
Book publishing	561	8,303
Creative	-	-
TOTAL:	$2,376	$10,624

Cost of Sales
Advertising	$2,015	$2,379
Book publishing	-	6,708
Creative	100	-
TOTAL:	$2,115	$9,087

Gross Margin
Advertising	$(200)	$(58)
Book publishing	561	1,595
Creative	(100)	-
TOTAL:	$261	$1,537

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

Our convertible note agreements contain default provisions, which include the provision that we are in default if we are delinquent in our filings of our annual and quarterly reports.  As of December 15, 2014, the Company was in default under these provisions because we were delinquent in the filing of our annual report. We estimate these default costs are approximately $88,000, as of February 28, 2015, which satisfaction will require additional issuance of common stock, in accordance with conversion terms of those agreements.  We estimate that an additional 441,734,000 shares of common stock will be required to be issued in satisfaction of these terms.  The estimated default costs have been accrued with the associated derivative liability. Through the date of filing, we estimate default provisions to be $360,000 with 1,807,095,000 common shares required for satisfaction.

NOTE 10 - SUBSEQUENT EVENTS

On April 16, 2015, the Company amended its Articles of Incorporation, increasing the number of authorized common shares to 6,000,000,000. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.  The balance sheet, as of February 28, 2015 retroactively reflects the authorized shares, as amended.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 COMPARED TO THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2014

REVENUES. During the three and six months ended February 28, 2015 and 2014, revenues were $1,481, $7,245, $2,376 and $10,624, respectively. We continue to engage with potential business partners, but have not had any significant volume.

COST OF SALES. During the three and six months ended February 28, 2015 and 2014, we incurred cost of sales of $1,278, $6,708, $2,115 and $9,087, respectively.

OPERATING EXPENSES. During the three and six months ended February 28, 2015 and 2014, we incurred operating expenses of $139,818, $142,917, $409,405 and $280,529. The increase occurred in the comparative six month periods were primarily due to payroll management fees and professional costs as we try to expand out business.

OTHER EXPENSES. Other expenses included interest expense, which remain consistent for the comparative six month periods ending February 28, 2015 and 2014, were $1,188,818 and $1,164,252, respectively.  Other expenses consist of interest expense (loan interest, default charges and amortization of financing costs and debt discounts) and charges for increases in derivative liabilities resulting from our convertible note arrangements.   These costs are proportional to the amounts outstanding under our debt arrangements, however, we have incurred approximately $88,000, included in interest expense, on default provisions.  We anticipate that interest will be disproportionate to our lending rates due to these default provisions until such time that we return to compliance with the covenants of the arrangements.

NET LOSS. Our net loss for the three and six months ended February 28, 2015 and 2014 was $807,579, $1,074,399, $1,597,962 and $1,443,244, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We financed ourselves during the reporting period largely through the issuance of securities to lenders in stock-based loan transactions.  We dealt with several lenders.

Our net cash used by operating activities was $470,291 for the six month period ended February 28, 2015. Cash used in investing activities was $0 for the six month period ended February 28, 2014.  Cash provided by financing activities for the six month period ended February 28, 2015 was $506,205, consisting primarily of proceeds from convertible notes payable of $196,500 (net of $3,500 financing charges) and proceeds from the issuance of preferred and common stock, in the amount of $350,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a "smaller reporting company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our Chief Executive Officer and the Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of February 28, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of February 28, 2015.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2015. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). While this assessment is not formally documented, management concluded that, as of February 28, 2015, our internal control over financial reporting is not effective based on those criteria.

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
•
Documentation of proper accounting procedures is not present and fundamental elements of an effective control environment were not present as of February 28, 2015, including formalized monitoring procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Preferred Stock

As of November 30, 2014, we entered into an oral agreement with our director and officer Benny R. Powell under which we agreed to issue to Mr. Powell 5,000,000 shares of our Series Z Preferred Stock, with rights, privileges and preferences as set forth above in exchange for payment of $150,000.  As of November 30, 2014 $100,000 has been received and $50,000 was applied as a reduction of amounts payable to Mr. Powell.  The transaction was reduced to writing and closed on December 22, 2014.

The Shares will be issued to Mr. Powell pursuant to the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. Mr. Powell, as our president, has adequate information about us as well as the opportunity to ask questions and receive responses from our management.

Common Stock

On December 4, 2014, we issued 79,269,409 shares of our common stock to LG Capital Funding, LLC to convert $52,317.81 of the principal and interest owed pursuant to a 9% Convertible Note dated May 30, 2014 between the Registrant and LG Capital Funding, LLC, which is incorporated herein by reference to our Current Report on Form 8-K filed on July 11, 2014. The issuance was made pursuant to a December 4, 2014 notice of conversion.

On December 23, 2014, we issued 84,159,402 shares of our common stock to JSJ Investments, Inc. to convert $55,545.21 of the principal and interest owed under the $50,000 Convertible Promissory Note dated as of June 10, 2014 filed as Exhibit 4.5 to our Current Report on Form 8-K filed on July 11, 2014 and amended as reported our Current Report on Form 8-K filed on August 1, 2014. The issuance was made pursuant to a December 11, 2014 notice of conversion.

On January 28, 2015, we issued 127,683,352 shares of our common stock to JSJ Investments, Inc. to convert $54,137.74 of the principal and interest owed under the $50,000 Convertible Promissory Note dated as of June 10, 2014 filed as Exhibit 4.5 to our Current Report on Form 8-K filed on July 11, 2014 and amended as reported our Current Report on Form 8-K filed on August 1, 2014. The issuance was made pursuant to a January 23, 2015 notice of conversion.

Convertible Notes

On February 19, 2015, we issued a $50,000 22% Convertible Note (the "JSJ Note") to JSJ. The JSJ Note is due and payable on August 17, 2015 at a premium of 150% of the principal amount upon approval and acceptance by JSJ Investments, Inc. (“JSJ”), with the principal balance of the note payable on demand. If we fail to repay the JSJ Note on demand, a default interest rate of 22% shall also apply from such date. We may not prepay this Note.

The JSJ Note is convertible into shares of our common stock at a conversion price equal to the lower of 45% of the average of the three lowest trading prices in (i) the 20 trading days prior to the date of conversion; or (ii) the ten trading days prior to the execution of the JSJ Note. If we do not issue shares to JSJ within three business days after receipt of a conversion notice, we will be required to issue an additional 25% shares of the shares in the conversion notice per day beginning on the fourth day following our receipt of a conversion notice. This conversion price is subject to adjustment if we issue any securities convertible into or exercisable for common stock where the aggregate price of purchase and exercise per share is lower than the then-existing conversion price.

The JSJ Note was issued to JSJ pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and regulations promulgated thereunder. We believe that JSJ is an accredited investor and had adequate information about us as well as the opportunity to ask questions and receive responses from our management.

In accordance with convertible note agreements, delinquent filings of our annual and quarterly reports are subject to default provisions.  As of the date of filing, we are delinquent in filing our reports for the quarters ended November 30, 2014, February 28, 2015 and were late in filing our annual report for the year ended August 31, 2014. These delinquencies trigger defaults in the terms of outstanding loan covenants for which monetary penalties are accruing. We estimate these costs to be approximately $360,000, which satisfaction will require additional issuance of common stock, in accordance with conversion terms of those agreements.  We estimate that an additional 1,807,095,000 shares of common stock will be required to be issued in satisfaction of these terms.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description

10.1
Securities Purchase Agreement between the Registrant and Benny R. Powell, dated as of December 23, 2014, which is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2014.

10.2
22% Convertible Note between the Registrant and JSJ Investments, Inc. dated February 19, 2015, which is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2015.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

(1) Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED GIANT ENTERTAINMENT, INC.

Date: June 18, 2015	By:	/s/ Benny R. Powell
Benny R. Powell
Chief Executive Officer & Principal Executive Officer, Chief Financial Officer & Principal Financial Officer