Form 10-Q
period 2015-05-31
Red Giant Entertainment, Inc.
filed 2015-07-17
CIK 1411179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period May 31, 2015

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

As of July 15, 2015, there were 3,195,513,279 shares of our common stock, $0.0001 par value per share, issued and outstanding.

RED GIANT ENTERTAINMENT, INC.

PART I INANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Red Giant Entertainment, Inc.
Consolidated Balance Sheets

	May 31,	August 31,
	2015	2014
	(unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$11,679	$5,953
Accounts receivable, net of allowance for doubtful
accounts of $1,253 and $1,253, respectively	-	-
Inventory	6,280	6,990
Total Current Assets	17,959	12,943

Property and equipment, net of accumulated
depreciation of $7,940 and $5,103, respectively	21,601	25,902

TOTAL ASSETS	$39,560	$38,845

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$590,108	$230,281
Shareholder loans	18,544	58,839
Convertible notes payable, net of discounts	668,357	447,032
Derivative liability, notes	3,233,991	3,518,650
Derivative liability, warrants	37,500	35,000
Total Current Liabilities	4,548,500	4,289,802

TOTAL LIABILITIES	4,548,500	4,289,802

Commitments and Contingencies (Note 9)	--	--

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.0001 par value
10,000,000 shares issued and outstanding	1,000	-
Common stock: 6,000,000,000 authorized; $0.0001 par value
2,988,799,395 and 2,540,260,752 shares issued and outstanding	298,880	254,026
Additional paid in capital	7,781,721	6,863,020
Treasury stock, at cost; 1,785,900 shares	(55,000)	(55,000)
Accumulated deficit	(12,535,541)	(11,313,003)
Total Stockholders' Deficit	(4,508,940)	(4,250,957)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$39,560	$38,845

See accompanying notes to unaudited consolidated financial statements

Red Giant Entertainment, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2015	2014	2015	2014

Revenues	$1,879	$6,457	$4,255	$17,081
Cost of sales	1,374	932	3,489	10,019
	505	5,525	766	7,062
Operating Expenses
Selling and marketing	9,355	140,385	31,402	212,234
Compensation	11,574	209,820	139,511	241,782
Professional	41,303	48,560	134,432	104,324
General and administration	54,273	87,851	217,728	197,183
Depreciation and amortization	1,464	2,403	4,301	14,025
Total operating expenses	117,969	489,019	527,374	769,548

Net loss from operations	(117,464)	(483,494)	(526,608)	(762,486)

Other income (expense)
Interest expense	(357,908)	(693,061)	(834,044)	(867,114)
Change in derivative	850,796	(3,913,772)	138,114	(4,903,971)

Net loss	$375,424	$(5,090,327)	$(1,222,538)	$(6,533,571)

Basic and dilutive loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	2,988,799,395	1,356,535,516	2,824,193,303	775,563,224

See accompanying notes to unaudited consolidated financial statements

Red Giant Entertainment, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,222,538)	$(6,533,571)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	4,301	14,025
Stock based compensation for services	-	196,303
Amortization of debt discounts and financing costs	412,835	867,114
Change in derivatives	(138,114)	4,903,971
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Inventory	710	(24,738)
Prepaid expenses and other assets	-	71,000
Increase (decrease) in operating liabilities:
Accrued expenses	359,827	3,271
Total adjustments	639,559	6,030,946
Net Cash (Used in) Provided By Operating Activities	(582,979)	(502,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(14,011)
Net Cash (Used in) Investing Activities	-	(14,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loans, net	(40,295)	2,064
Proceeds from Loan(s)	279,000	544,500
Proceeds from issuance of stock	350,000	-
Net Cash (Used in) Provided by Financing Activities	588,705	546,564

Net increase (decrease) in cash and cash equivalents	5,726	29,928
Cash and cash equivalents, beginning of period	5,953	14,937
Cash and cash equivalents, end of period	$11,679	$44,865

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing and investing transactions:
Expenses paid from proceeds of debt	$3,500	$-
Debt converted to equity	$185,510	$1,071,180
Accrued interest converted to equity	$-	$2,520

See accompanying notes to unaudited consolidated financial statements

Red Giant Entertainment, Inc.
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ending May 31, 2015 and 2014
(Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - Basis of Presentation
The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Significant estimates include the allowance for doubtful accounts, inventory valuation, useful lives and valuation of property and equipment and intangible assets, stock based compensation, valuation of derivative liabilities, and the deferred tax assets valuation allowance.  Actual results could differ from those estimates.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair presentation of the periods for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended August 31, 2014, and the notes thereto and other pertinent information contained in our Form 10-K filed with the Securities and Exchange Commission on April 6, 2015.

Principles of Consolidation
The Company operates under the name Red Giant Entertainment, Inc. with its wholly owned subsidiaries RGE and ComicGenesis.  The companies were incorporated for the intentions of developing brand names.  Any activities of these subsidiaries or holdings have been included in the consolidated financial statements, with elimination of any intercompany accounts and transactions.

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

	As of May 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$3,271,491	$-	$-	$3,271,491	$3,271,491
Total Derivative Liabilities	$3,271,491	$-	$-	$3,271,491	$3,271,491

Balance, August 31, 2014	$3,553,650
Total (gains) losses realized and included in net loss	(138,114)
Purchases, issuances and settlements	(144,045)
Transfers in (out)	-
Balance, May 31, 2015	$3,271,491

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

Intangible Assets
Intangible assets, including intellectual property and a web site, have been recorded at their fair historical cost. Amortization is calculated on a straight-line basis over the estimated useful life of three years.  The Company periodically tests the carrying value for impairment as noted below.  As of May 31, 2015 and August 31, 2014, all intangible assets have been fully amortized or impaired.

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

Advertising
Advertising costs are expensed as incurred.  The Company expensed advertising costs of $226, $86,105, $2,626 and $135,171 for the three and nine months ending May 31, 2015 and 2014, respectively.

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

Earnings (Loss) Per Share
The Company follows ASC 260, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  There were approximately 3,856,176,000 common stock equivalents outstanding at May 31, 2015, related to the convertible debt arrangements and an additional 25,000,000 options (with exercise price greater than market value as of May 31, 2015).  Due to losses, dilutive earnings per share is not presented, as the effect would be anti-dilutive.

Recent Accounting Pronouncements
The Company has reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods.  The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3 - MANAGEMENT STATEMENT REGARDING GOING CONCERN

The Company’s revenues are insufficient to meet its operating expenses. The Company has incurred net losses of $1,222,538 for the nine months ending May 31, 2015. Accumulated losses, to date, resulted in an accumulated deficit of $12,535,541 as of May 31, 2015. The Company has a net working capital deficit of $6,788,739, as of May 31, 2015, and cash used in operations of $582,979 for the nine months ending May 31, 2015.  The total stockholders’ deficit at May 31, 2015 was $4,508,940. Due to the Company’s financial position, and given the current economic environment and the continuing need to strengthen its cash position, management believes that there is substantial doubt about the Company’s ability to continue as a going concern. Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities, as well as other strategic transactions, to obtain additional funding to continue the development of, and successfully commercialize, its products. There can be no assurance that the Company will be successful in its efforts and this raises substantial doubt about the Company’s future. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed, and the Company would be unable to continue as a going concern.

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

There can be no assurance that the Company will be successful in achieving its short or long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - INVENTORY

As of May 31, 2015 and August 31, 2014, inventory consisted of physical copies of published books, as well as artwork used for digitally distributed works for advertising revenue and future publications. The inventory is valued at the lower of the cost to produce, on a first-in-first-out (FIFO) basis, or market value.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The Company entered into several lending arrangements with lenders, each with convertible features. The Company evaluated the terms of the convertible notes in accordance with ASC Topic No. 815 - 40, Derivative and Hedging Contracts – Contracts in Entities’ Own Stock and the underlying conversion features that are indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a derivative liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. Therefore, the Company recorded a derivative liability and recognized a debt discount on the notes on the origination date. The debt discount was recorded as reduction (contra-liability) to the Convertible Notes Payable. The debt discount is being amortized over the life of the notes. Additionally, the notes called for an immediate withholding for service charges, which has been treated as an original issue discount or deferred financing costs, a contra-liability charge, which is amortized as finance cost over the life of the loan. Interest expense, in the amount of $412,835 and $867,114 was recognized for the amortization of derivative debt discounts and deferred financing costs for the nine months ended May 31, 2015 and 2014, respectively.

A derivative liability, in the amount of $3,233,991 and $3,518,650 has been recorded, as of May 31, 2015 and August 31, 2014, respectively, related to the notes. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	0.069%
Expected lives (years)	0.069
Expected price volatility	497.25%
Forfeiture Rate	0.0%

Summary of Convertible Notes Payable:
Original remaining outstanding principal	776,490
Unamortized deferred finance costs	(3,784)
Unamortized debt discounts	(104,349)
Total	668,357
Current portion of debt	668,357
Long-term debt	-

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

Common Stock
On April 16, 2015, the Company amended its Articles of Incorporation, increasing the number of authorized common shares to 6,000,000,000. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.  The balance sheet, as of May 31, 2015 retroactively reflects the authorized shares, as amended.

During the year ending August 31, 2013 the Company entered into a stock buy-back plan, whereby 1,785,900 shares were repurchased for $55,000 cost. The shares remain in the name of the Company until such time as they are cancelled.

On March 27, 2014, the Company issued non-statutory stock options to officers and directors to purchase 20 million shares of common stock at an exercise price of $.0048, the trading price at the date of the issuance.  These options were valued at $95,958 using the Black-Scholes Model.  On the same day an additional 5 million Incentive Stock Options (as defined in Section 422A of the Internal Revenue Code of 1986) (“ISOs”) were issued to the Chief Executive Officer at an exercise price of $.0053.  The ISOs were valued at $23,989.   Assumptions in the model used in both issuances: historical volatility of 313.78%; life of 5 years; and a risk free rate of 1.7%.

During the nine month period ending May 31, 2014, the Company issued 1,202,602,616 shares of its common stock in satisfaction of obligation to $666,180 of convertible notes payable.

During the nine month period ending May 31, 2015, the Company issued 418,538,643 shares of its common stock, upon conversion of $185,510 of convertible notes payable at the contractual rate.  Accordingly, $429,048 of derivative liability was charged to additional paid in capital.

NOTE 7 - RELATED PARTIES

Benny Powell is an officer and director of Red Giant Entertainment, Inc., a Florida corporation, which is a subsidiary and operating company of Red Giant Entertainment, Inc., a Nevada corporation.

The Company purchases print materials through Active Media Publishing, Inc. ("AMPI"), an entity wholly owned by Mr. Powell. AMPI has certain arrangements with overseas printing companies, whereby the printing is provided to the Company. The agreement with AMPI provides for printing at cost prices on a non-exclusive basis. During the nine month periods ended May 31, 2015 and 2014, the Company purchased print media in the amount of $13,008 and $109,614, respectively.

Keenspot Entertainment, LLC, a company owned by our director Chris Crosby, has been paid or accrued commissions in the amount of approximately $1,872 and $1,409 during the nine month periods ended May 31, 2015 and 2014, respectively.

The Company also from time to time has retained Glass House Graphics, a sole proprietorship owned by David Campiti, our Chief Operating Officer and a member of the Board, to provide creative services for us. The Company paid an aggregate of $68,500 and $14,435 to Glass House Graphics during the nine month periods ended May 31, 2015 and 2014, respectively.

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

NOTE 8 - BUSINESS SEGMENTS

The Company generates revenues from three service offerings: Advertising, Book publishing and Creative. The Company's management measures its performance by revenue lines and does not allocate its selling, general and administrative expenses to each revenue offering. A summary of the lines of revenue are as follows:

	May 31,
	2015	2014
Revenues
Advertising	$2,481	$2,321
Book publishing	1,774	8,303
Creative	-	6,457
TOTAL:	$4,255	$17,081

Cost of Sales
Advertising	$2,679	$2,379
Book publishing	710	6,708
Creative	100	932
TOTAL:	$3,489	$10,019

Gross Margin
Advertising	$(198)	$(58)
Book publishing	1,064	1,595
Creative	(100)	5,525
TOTAL:	$766	$7,062

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

Our convertible note agreements contain default provisions, which include the provision that we are in default if we are delinquent in our filings of our annual and quarterly reports.  As of December 15, 2014, the Company was in default under these provisions because we were delinquent in the required financial filings. We estimate these default costs are approximately $327,000, as of May 31, 2015, which satisfaction will require additional issuance of common stock, in accordance with conversion terms of those agreements.  We estimate that an additional 576,000,000 shares of common stock will be required to be issued in satisfaction of these terms.  The estimated default costs have been accrued with the associated derivative liability. Through the date of filing, we estimate default provisions to be $366,000 with 645,000,000 common shares required for satisfaction.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to May 31, 2015, we have issued 206,713,884 shares of common stock, at the fair market value of $245,776, in accordance with conversion terms of our Convertible Promissory Note agreements, reducing the outstanding principal and interest of approximately $74,188 and reducing the derivative liability by approximately $171,588..

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MAY 31, 2015 COMPARED TO THE THREE AND NINE MONTHS ENDED MAY 31, 2014

REVENUES. During the three and nine months ended May 31, 2015 and 2014, revenues were $1,879, $6,457, $4,255 and $17,081, respectively. We continue to engage with potential business partners, but have not had any significant volume.

COST OF SALES. During the three and nine months ended May 31, 2015 and 2014, we incurred cost of sales of $1,374, $932, $3,489 and $10,019, respectively.

OPERATING EXPENSES. During the three and nine months ended May 31, 2015, we incurred operating expenses of $117,969, $489,019, $527,374 and $769,548. The increase occurred in the comparative nine month periods were primarily due to payroll management fees and professional costs as we try to expand our business. Additionally, we incurred $196,303 of stock based compensation costs for the nine months ending May 31, 2014.

OTHER INCOME (EXPENSES). Other expenses included interest expense (loan interest, default charges and amortization of financing costs and debt discounts), which remain consistently accounted for the comparative nine month periods ending May 31, 2015 and 2014, were $834,044 and $867,114, respectively.  These costs are proportional to the amounts outstanding under our debt arrangements; however, we have incurred approximately $327,000, included in interest expense, on default provisions.  We anticipate that interest will be disproportionate to our lending rates due to these default provisions until such time that we return to compliance with the covenants of the arrangements.  Other expenses consist of recognition for (increases) and decreases in derivative liabilities resulting from our convertible note arrangements, which were a decrease of $138,114 and an increase of $4,903,971 for the comparative nine month periods ending May 31, 2015 and 2014, respectively.

NET INCOME (LOSS).  Results of our operations for the three and nine months ended May 31, 2015 and 2014 were $375,424, $(5,090,327), $(1,222,538) and $(6,533,571), respectively.

LIQUIDITY AND CAPITAL RESOURCES

We financed ourselves during the reporting period largely through the issuance of securities to lenders in stock-based loan transactions.  We dealt with several lenders.

Our net cash used by operating activities was $582,979 for the nine month period ended May 31, 2015. Cash used in investing activities was $0 for the nine month period ended May 31, 2015.  Cash provided by financing activities for the nine month period ended May 31, 2015 was $588,705, consisting primarily of proceeds from convertible notes payable of $279,000 (net of $6,000 financing charges) and proceeds from the issuance of preferred and common stock, in the amount of $350,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a "smaller reporting company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our Chief Executive Officer and the Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of May 31, 2015.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). While this assessment is not formally documented, management concluded that, as of May 31, 2015, our internal control over financial reporting is not effective based on those criteria.

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
•
Documentation of proper accounting procedures is not present and fundamental elements of an effective control environment were not present as of May 31, 2015, including formalized monitoring procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In accordance with convertible note agreements, delinquent filings of our annual and quarterly reports are subject to default provisions.  As of the date of filing, we were delinquent in filing our reports for the quarters ended November 30, 2014, and February 28, 2015 and were late in filing our annual report for the year ended August 31, 2014. These delinquencies trigger defaults in the terms of outstanding loan covenants for which monetary penalties are accruing. We estimate these costs to be approximately $360,000, which satisfaction will require additional issuance of common stock, in accordance with conversion terms of those agreements.  We estimate that an additional 1,807,095,000 shares of common stock will be required to be issued in satisfaction of these terms.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

(1) Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED GIANT ENTERTAINMENT, INC.

Date: July 17, 2015	By:	/s/ Benny R. Powell
Benny R. Powell
Chief Executive Officer & Principal Executive Officer, Chief Financial Officer & Principal Financial Officer