Form 10-Q/A
period 2015-05-31
Red Giant Entertainment, Inc.
filed 2015-07-21
CIK 1411179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

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

Purpose of This Amendment

We are amending our Form 10-Q for the period ended May 31, 2015 to conform certain corrections of numerical data that we inadvertently omitted from the filed 10-Q.  The corrections appear in Item 2 of Part II, and in Note 3 to our financial statements.  Item 2 of Part II, our estimate of costs for monetary penalties, is changed from $360,000 to $366,000, and our estimate of additional shares of common stock required to be issued as a result is changed from 1,807,095,000 shares to 645,000,000 shares. The disclosure in Note 3 of our working capital deficit is changed from $6,788,739 to $4,530,541.

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

NOTE 3 - MANAGEMENT STATEMENT REGARDING GOING CONCERN

The Company’s revenues are insufficient to meet its operating expenses. The Company has incurred net losses of $1,222,538 for the nine months ending May 31, 2015. Accumulated losses, to date, resulted in an accumulated deficit of $12,535,541 as of May 31, 2015. The Company has a net working capital deficit of $4,530,541, as of May 31, 2015, and cash used in operations of $582,979 for the nine months ending May 31, 2015.  The total stockholders’ deficit at May 31, 2015 was $4,508,940. Due to the Company’s financial position, and given the current economic environment and the continuing need to strengthen its cash position, management believes that there is substantial doubt about the Company’s ability to continue as a going concern. Management is currently pursuing various funding options, including seeking debt or equity financing, licensing opportunities, as well as other strategic transactions, to obtain additional funding to continue the development of, and successfully commercialize, its products. There can be no assurance that the Company will be successful in its efforts and this raises substantial doubt about the Company’s future. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed, and the Company would be unable to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In accordance with convertible note agreements, delinquent filings of our annual and quarterly reports are subject to default provisions.  As of the date of filing, we were delinquent in filing our reports for the quarters ended November 30, 2014, and February 28, 2015 and were late in filing our annual report for the year ended August 31, 2014. These delinquencies trigger defaults in the terms of outstanding loan covenants for which monetary penalties are accruing. We estimate these costs to be approximately $366,000, which satisfaction will require additional issuance of common stock, in accordance with conversion terms of those agreements.  We estimate that an additional 645,000,000 shares of common stock will be required to be issued in satisfaction of these terms.

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

RED GIANT ENTERTAINMENT, INC.

Date: July 20, 2015	By:	/s/ Benny R. Powell
Benny R. Powell
Chief Executive Officer & Principal Executive Officer, Chief Financial Officer & Principal Financial Officer